Form 10KSB
period 2000-03-31
I2CORP COM
filed 2000-07-14
CIK 1096025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2000

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 1999 to March 31, 2000.

Commission File Number 000-27603

                                   I2CORP.COM.
                 (Name of small business issuer in its charter)

           Nevada                                                84-1423373
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

5392 S. Eastern Avenue, Building A- North
Las Vegas, Nevada                                                  89119

       (Address of principal executive offices)   (Zip Code)

                    Issuer's telephone number: (702) 564-2240

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:
                      Common Stock, par value $.001 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $6,170.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $19,009,500 based on the closing price of $2.375 of the issuer's Common Stock, par value $.001 share, as reported by Nasdaq on July 10, 2000.

On July 10, 2000, there were 30,130,000 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes     No  X



Part I

ITEM 1.  Description of Business.

History of i2corp.com

We were originally incorporated in the state of Utah on November 7, 1985, under the name of International Hi-Tech Research Corporation ("Hi-Tech"). Hi-Tech was organized to manufacture and distribute small airplane parts. In October 1991, Hi-Tech acquired Standard Aero Parts, Inc., a California corporation. In December 1991, Hi-Tech merged into Standard Group International, Inc. a California corporation ("Standard California") with Standard California as the surviving corporation. On June 30, 1996, Standard California rescinded the acquisition of Standard Aero Parts, Inc.

On July 21, 1997, Standard California's wholly owned subsidiary, Standard Group International, Inc. was incorporated in the state of Nevada ("Standard Nevada"). Standard California merged with Standard Nevada on April 30, 1998, solely to change its domicile from California to Nevada. Standard Nevada changed its name to Entertainment 21, Inc. ("Entertainment") on May 20, 1998. On November 18, 1998, Entertainment merged with PCG Media, Inc. with Entertainment being the surviving corporation. PCG Media, Inc. was an investment management company established to acquire and manage independent media and entertainment properties. Pursuant to the Articles of Merger, Entertainment changed its name to PCG Media, Inc. ("PCG") on November 18, 1998. Subsequent to the merger, certain contracts failed to commence, and PCG ceased commercial operations shortly after the merger.

On February 10, 2000, Home Gambling Network, Inc., a Nevada Corporation ("HGN"), merged with PCG Sub, Inc., a Nevada corporation and a wholly owned subsidiary of PCG, formed for the purpose of this merger with HGN as the surviving corporation. Concurrent with this merger, PCG changed its name to i2corp.com. In addition to HGN, we have three other wholly owned subsidiaries. Our other wholly owned subsidiaries are: (i) International Intertainment Corp., a Nevada corporation and holds the trademark on International Intertainment Corporation (the legal name for i2corp.com); (ii) i2Consult.com, a Nevada corporation which will provide services to our licensees; and (iii) i2Develop.com, a Nevada corporation, which will develop and market future technologies to licensees

History of Home Gambling Network, Inc.

HGN was formed on August 2, 1995, for the purpose of managing, marketing and licensing U.S. Patent 5,800,268, which details the method for wagering on live remote games and events utilizing electronic transactions (the "Patent"). The Patent was issued to Melvin Molnick, current President of HGN, on September 1, 1998. Mr. Molnick assigned his rights under the Patent to HGN on October 22, 1998. The Patent was published in Europe in November 1999, and allows us to enjoy full provisional patent protection until final approval and issuance, which is expected in late 2000 (the "European Patent"). The scope of the European patent will include full protection in the United Kingdom, Austria, Germany, the Netherlands, as well as all other European countries, their territories and possessions. We also have patent applications pending in Australia and Canada.

Since formation, HGN has concentrated its resources on educating and informing the gambling industry, regulatory agencies and policy makers around the world about the Internet (remote) gaming. Such gaming information has been focused on any and all electronic means and technologies such as, but not limited to TV, satellite and wireless gambling and our methods incorporating the Patent.

The Patent

Our Patent is comprised of three primary actions:

          The gambling is live

          The player is remote and physically away from the actual game or event

          The winnings and losses are transacted electronically

Today, consumers identify Internet gambling as a manner in which to emulate casino-style games, otherwise known as virtual gambling. Our method of wagering, on the other hand, requires the games and events to be actually live and in real time. Under our Patent, gamblers may wager with gaming and wagering entities worldwide that accept wagers on live games and events (to include, but not limited to, horse racing, soccer, bingo, or blackjack) from players' remote of the physical facility offering electronic transactions.

We will only license operators that are licensed in jurisdictions that are properly regulated by their respective governments. This criterion is in place in order to protect the credibility of our licensees among consumers.

Using our method, name-brand casinos will be able to recreate the gambling experience in their physical properties on-line. Casinos can create a broadcast facility with real table games staffed by actual dealers and croupiers. Sports betting facilities can accept remote wagers on live events from players not physically located at the casino, sportsbook or off-track betting ("OTB") facility. The on-line player will participate remotely through the Internet (and/or any communication medium available to especially include wireless technologies), communicating with the dealer through a video camera using a keyboard or a through a computer-integrated microphone.

Revenues generated from Internet-based broadcast facilities could be substantial as this industry is in its infancy. Also, the start-up costs for this type of gambling are a fraction of what it would cost to develop a Las Vegas-style casino/hotel property. Furthermore, it is expected that player fraud will be reduced because all live play will be recorded and archived. Cash handling will be non-existent because all transactions will be electronic. Casual gambling is expected to increase because of ease of use and player confidence in name brand, land-based casinos and other recognized wagering entities. In addition, the market size is expected to grow exponentially because operators can take wagers outside their geographic location.

INDUSTRY ANALYSIS

Size and Growth Trends

The global gambling market is expanding at an unprecedented rate, with revenues in 1999 exceeding $US830 billion. Internet gambling accounted for $US1.2 billion of those revenues, a remarkable feat considering Internet gambling entered the market only in 1996. It is estimated that Internet gambling revenues will be in excess of $US6.3 billion dollars by 2003.

In the United States, some form of legalized gambling exists in 47 states (Hawaii, Tennessee, and Utah are the exceptions). There are 37 states that operate lotteries, 21 that license casinos and more than 20 states sanction off-track betting. According to the Report to the National Gambling Impact Study Commission, from 1976 to 1997, legalized wagering revenues in the United States grew nearly 1,600 percent. In 1998 alone, gambling, as a percentage of personal income, more than doubled during the same time frame. With respect to consumer spending, gambling generated more than $US54.0 billion dollars.

In recent years, revenues from gambling worldwide have declined, except in the Internet gambling and new casino market segments, which are maintaining double-digit revenue growth. The number of on-line customers is expected to grow at a similar rate. In 1998, an estimated 14.5 million people wagered on-line, which is up from 6.9 million in 1997. Industry experts claimed this number surpassed 25 million in 1999 and predict that nearly 43 million will visit wagering websites by 2001.

Regulations

Internet gambling is capturing the attention of regulators, policy makers and consumers worldwide. Due to an exponential increase in customer demand, the main issues facing Internet gambling operators are regulation, taxation, consumer protection and fraud detection. No country is singly able to monitor and control the growth of Internet gambling. The United States, for example, is legislating to make it illegal for non-US sanctioned operators to accept wagers from US citizens. Other countries, such as Australia, Norfolk Islands, UK, Holland, Gibraltar, Malta, Belize, Antigua, Curacao and Dominica have passed legislation that permits Internet gambling. These countries view Internet gambling as inevitable and therefore believe that they can best protect consumers through regulation. Other countries embrace Internet gambling as a form of tax revenues for their respective governments, the study notes.

There are over 250 Internet gambling operators, most located in the Caribbean, and Central and South America, who manage more than 700 wagering websites. In the United States, no nationally recognized, land-based casino (e.g. Harrah's, MGM, Mandalay Bay) has directly entered the Internet gambling market. However, name brand Las Vegas sports book operators, such as American Wagering, Inc. [NMS: betm] are involved in Internet gambling in countries like Australia. Name-brand casino operator Park Place Entertainment, Inc., [NYSE: PPE] owns interests in foreign-based casinos that in turn own and operate Internet gambling operations. Little direct involvement to date is the result of state and federal legislation that either prohibits or is in the process of prohibiting Internet gambling. By contrast, non-U.S. wagering operators (E.G., Ladbrokes, William Hill, Lasseters, Stanley Leisure plc and Jupiter's) are aggressively entering the market.

To date, pending and existing federal and state legislation have prevented United States wagering operators from entering the Internet gambling market. The Untied States has interpreted the Federal Wire Act of 1961, as amended (the "Wire Act") to prohibit Internet gaming. The Wire Act was originally created to assess penalties for the illegal transmission of wagers or wagering information using telephone lines between two parties (I.E., bookie and bookmaker). The other significant piece of federal legislation pending in the United States is the Kyl Bill, introduced by Senator

Jon Kyl (R-AZ). The Kyl Bill bans casino-style Internet gaming, but exempts pari-mutuel wagering, jai alai, lotteries, Indian gaming and fantasy sport pools. A number of U.S. states prohibit Internet gambling, but permit closed-loop Intranet gambling.

Technology

The technology required to benefit from our method of wagering is virtually accessible to any person or marketplace. Millions of consumers use or have access to high-speed data and voice communications, satellite and cable television, or wireless devices. These types of communication tools are needed for broadcasting live games and events. Continued consumer acceptance of e-commerce is another technological trend that will support our method of wagering utilizing electronic transactions.

Barriers to Entry

The barrier to entry to operate an on-line wagering entity is low. Recent figures estimate that it costs approximately $US800,000 to start a successful Internet gambling website. Presently, small-cap companies lead the industry in terms of growth and innovation. Through our Patent, we maintain a legal barrier to entry in this industry, because we are the only entity that can issue a license for our method of wagering. In addition, we require that a potential customer be licensed in a regulated jurisdiction before that entity can utilize our method of gambling. Licensees must also pay an up-front licensing fee and a percentage of gross revenues during the term of the license. However, to date we have been required to spend capital to assert our rights under the Patent when we determine that third parties have employed techniques and/or programs that infringe on our Patent. See Item 3. Legal Proceedings. We expect that we will continue to incur legal fees to assert our rights under the Patent worldwide.

The Target Markets

As of June 2000, the number of Internet users worldwide is more than 333 million. The following is an illustration of Internet users by certain geographic areas.


--------------------------------------------- --------------------------
                  Country                               Users
--------------------------------------------- --------------------------
Africa                                                      3.0 million
--------------------------------------------- --------------------------
Asia and the Pacific                                       76.0 million
--------------------------------------------- --------------------------
Europe                                                     92.0 million
--------------------------------------------- --------------------------
The Middle East                                             2.0 million
--------------------------------------------- --------------------------
The United States and Canada                              147.0 million
--------------------------------------------- --------------------------
South America                                              13.0 million
--------------------------------------------- --------------------------


Gambling Market Segments

Our major market segments are as follows:

     -    Casino-style games

     -    Horse and dog racing (pari-mutuel wagering)

     -    Sports wagering

     -    Lottery

Target Customers and Proposed Geographic Areas

We intend to market our Patent to name brand, land-based wagering entities, offshore Internet wagering entities, Native American Indian tribes and foreign governments. Our initial marketing areas will be in the following geographic target markets: Europe, Australia, United States, Canada, and the Caribbean and then to the following emerging geographic markets of Africa, South America, Central America and Russia.

Geographic Market Analysis

Europe

European sports book operators such as Ladbrokes, William Hill and Victor Chandler are leading the next wave of interactive gambling. To some degree, these companies are utilizing the Internet and wireless devices to facilitate wagering. For example, Gibraltar-based Ladbrokes launched bet.co.uk, a multi-lingual, multi-currency football website that provides bettors worldwide with a tax-free wagering environment. It has been reported that Ladbrokes is investing (pound)100 million in Internet and interactive sports betting.

European casinos are evaluating broadcasting live, casino-style games on the Internet. European-based lottery operators, too, are moving their games to the Internet. Denmark, for example, operates a national lottery on the Internet that is only available in that country. Liechtenstein, however, operates an international lottery and sells tickets worldwide through its website.

Australia

Australia has legalized Internet gambling in a number of its states, including the Northern Territory, Australian Capital Territory, Tasmania and Queensland. The Australian government has overseen and participated in the development of the jurisdiction regulations and licensing process. Name-brand land-based Australian wagering entities such as Tattersalls, Crown and Lasseters have obtained licenses that are specifically related to the ability to conduct Internet gaming. Australia is a $US1.2 billion gaming market with more than 90 percent of Australians over the age of 18 having participated in some form of legalized wagering.

United States

The United States presents a unique set of issues that define the complexity associated with the next generation of Interactive gambling. For example, the United States has taken the position that Internet gambling violates the Wire Act and thus, Internet gambling is illegal. To date, the United States focused enforcement efforts on U.S. citizens who operate offshore wagering websites rather than on individuals that place bets on such websites.


Individual states, however, can and do offer gambling within their borders. Nevada, for example, has exempted sports wagering on closed-loop Intranets or telephone systems. Many states allow wagering on games and live events such as Bingo, horse and dog racing (legal in 43 states), and lotteries. Several states are considering putting lotteries and horse and dog racing on-line.

Indian tribes currently operate casinos and are now considering operating Internet gambling websites. Under the Kyl Bill, which seeks to prohibit Internet gambling, Indian operated casinos will be exempt. Several Indian casinos offer casino-style games and lotteries on closed-loop Intranets. It is anticipated that Indian tribes in California will offer Internet gambling to California's 34 million residents, as well as to the worldwide Internet audience.

Canada

Canada has been trying to legalize Internet gambling, but to date has failed to enact legislation. Vancouver, for example, has become populated with US/Canadian operators that act as a "server farm" (facilities that are dedicated solely to housing web servers to conduct virtual casino games) for gambling sites. It is widely believed that Vancouver is quickly becoming the Internet gaming capital of the world. On another front, the Kahnawake Mohawk Nation has created Mohawk Internet Technologies, which is an Internet service provider (ISP) offering sovereign legal protection for Internet gambling companies. The tribe also operates an Internet gambling site. The outcome of this venture is unclear, especially due to the fact that the tribe offers its services to residents of the United States.

Emerging Markets

South Africa has legalized land-based and Internet gambling in some jurisdictions, a move designed to generate "export" revenues from state-run wagering entities as well as to collect tax revenues. In Central America, such countries as Belize, Guatemala and Costa Rica are welcoming both conventional and Internet gambling operators. South America, too, is opening its borders to gaming operators, especially in Argentina and Brazil.

Sales and Marketing

We use various methods to promote our products including field visits to potential customers, telephone solicitation, direct mailing campaigns, advertising in trade journals, participation in trade shows and maintenance of a website. We intend to expand our sales and marketing activities during the current fiscal year.

License Agreements

On May 23, 2000, we entered into a licensing agreement with CompuRace Inc. ("CompuRace"). CompuRace is the premier provider of live simulcasting, delayed streaming and archiving for the horse racing industry, and has contracts with such major horse tracks as Del Mar, Fairplex, Hollywood Park, Los Alamitos, Santa Anita, Bay Meadows and Churchill Downs. CompuRace also operates touch-screen kiosks located at various California racetracks and in major Las Vegas casinos. The goal of this licensing agreement is to jointly negotiate with CompuRace the licensing of racetracks and various other wagering entities to attempt to unify the racing industry. We have just begun to formulate various strategies in connection with this licensing agreement and expect to commence marketing to CompuRace's customers during this fiscal year.

Employees

As of June 30, 2000, we had 6 full-time employees engaged in management and administration. We also periodically engage consultants to assist it in various activities. We believe that our employee relations are good.

ITEM 2.  Description of Property.

On March 15, 2000, we entered into a two (2) year lease for approximately 3,200 square feet of office space in Las Vegas, Nevada. The monthly lease payment for this facility is $3,840 and the lease provides for certain annual rent adjustments. For the fiscal year ending March 31, 2001 lease payments for this facility are expected to be $46,080. We also lease, on a month-to-month basis, off-site facilities in Henderson, Nevada for storage.
We do not own any real estate.

ITEM 3.  Legal Proceedings.

On or about February 22, 2000, the Federal District Court for Nevada granted to HGN a permanent injunction preventing First Live Casino, Inc., a corporation organized under the laws of Saint Vincent and Grenadines (WI), and its successors, assigns, agents, employees and all others who act on their behalf from infringing on our Patent ("First Live"). This court action stemmed from our initial patent infringement lawsuit against First Live after it was discovered that First Live was using our Patent without our consent or permission.

HGN initiated patent infringement litigation in April 1999 against Starnet Communications International, Inc., a corporation organized under the laws of Canada ("Starnet") and located in Vancouver, Canada. The lawsuit contended that Starnet and/or their joint venturers were and had been using, selling and/or offering for sale worldwide, including the United States, without permission or authorization from us, our method for, participating in a live casino game from a remote location. This lawsuit was dismissed after we received assurances that Starnet was no longer accepting wagers from customers in the United States as well as actions taken by the Canadian government regarding Starnet, including the seizure of Starnet's Canadian bank accounts.

On December 11, 1998, we commenced a patent infringement action in the United States District Court, District of Nevada, against Interactive Television Services, Inc., a Georgia corporation (Case #CV-S-98-01755-JBR). The Defendants have counterclaimed for declaratory relief and a trial date is set for August 7, 2000. We intend to vigorously defend our position in this lawsuit.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

As reported in our Form 8-K dated February 8, 2000, security holders approved the merger of Company with Home Gambling Network, Inc. Of the 4,680,000 shares voting, 100% were in favor to the merger.

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

On February 18, 2000, i2corp.com's common stock began trading on the NASDAQ Bulletin Board under the symbol ITOO. From November 19, 1998 to February 17, 2000 the common stock traded on the NASDAQ Bulletin Board under the symbol PCGM. From June 8, 1998 to November 18, 1998 the common stock traded on the NASDAQ Bulletin Board under the symbol ENTM.

The following table sets forth the high and low bid prices per share of our Common Stock for the quarters indicated. These prices represent inter-dealer prices, without adjustment for retail markup, markdown or commissions, and may not necessarily represent actual transactions.


                                                  HIGH                  LOW
                                                  ----                  ---
YEAR ENDED MARCH 31, 2000
Three months ended--
              September 30, 1999                  $2.75                 $2.75
               December 31, 1999                  $5.00                 $1.50
                  March 31, 2000                 $5.875                 $2.00



YEAR ENDED JUNE 30, 1999
Three months ended--
              September 30, 1998                    N/A                   N/A
               December 31, 1998                 $2.625                $0.125
                 March 31, 1999                  $2.625                 $1.75
                  June 30, 1999                   $2.75               $0.1875


As of July 10, 2000, we had approximately 130 stockholders of record, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors.

Holders of common stock are entitled to receive dividends if, and when declared by our Board of Directors out of funds legally available therefore, subject to the dividend and liquidation rights of any preferred stock that may be issued and outstanding. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of its business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

From April to July 10, 2000, we issued 130,000 shares of common stock to a limited number of accredited investors under exemptions from federal securities laws. The shares were issued at a price of $3.00 per share, generating gross proceeds to us of $390,000.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation.

Statements which are not historical facts, including statements about our confidence and strategies and our expectations about our product, technologies and opportunities, market and industry segment growth, demand and acceptance of our products are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These risks include, but are not limited to, product demand and market acceptance risks; the impact of competitive products; the results of financing raising activities; the effects of economic conditions and trade, legal, social and economic risks, such as regulations, governmental licensing issues, foreign qualifications and ability to conduct our method of business and the results of our business plan.

Development Stage Entity

We are in the development stage, with limited revenues solely generated from licenses. As of March 31, 2000, we had cumulative net losses since inception of

$309,071 and we expect to continue to incur substantial losses and negative cash flow at least through fiscal year ended March 31, 2001. We currently do not have any revenue generating licensing agreements executed and we expect that we will continue to incur substantial marketing, research and development expenses for further product enhancement and development activities which will cause us to incur additional losses in the near future.

General Financial Condition

We expect cash flows from operating activities to begin during this next year. Factors that may contribute to this include the changing legislative climate and legal entrance into the Internet gambling market of gaming and wagering operators. Depending on the success of our efforts to execute revenue generating licensing agreements, our management believes that present working capital will need to be supplemented to support our operations over the next 12 months. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or shareholders), or from industry-available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to us, or at all.

As of June 30, 2000, we have depleted most of our cash resources and do not possess the collateral to borrow from traditional lending sources. We are currently seeking $3 million in financing from various sources, including venture capitalists. Our current cash on hand is not sufficient to meet ongoing operating expenses, however we are optimistic that we will obtain the necessary financing, although there can be no assurances that financing in the amount and on terms acceptable to us will be available within the time frame required.

Revenues

For the nine months ended March 31, 2000 and the one-year ended June 30, 1999, our revenues consisted of non-refundable payments received in connection with a licensing agreement. The licensing agreement was subsequently cancelled, and the full amount of the payments received was recognized as income.

ITEM 7.  Financial Statements.

         This information is contained on pages F-1 through F-6 hereof.


                  FINANCIAL STATEMENTS                                     PAGE
                  --------------------                                     ----
         Report of Independent Auditors                                    F-1

         Consolidated Balance Sheet - March 31, 2000                       F-2

         Consolidated Statements of Development Stage
         Operations and Deficit for the nine-months ended
         March 31, 2000, the year-ended June 30, 1999,
         and the cumulative period from August 2, 1995
         through March 31, 2000                                            F-3

         Consolidated Statements of Cash Flows for the
         nine-months ended March 31, 2000, the year-ended
         June 30, 1999, and the cumulative period from
         August 2, 1995 through March 31, 2000                             F-4

         Notes to Consolidated Financial Statements,
         for the nine-months ended March 31, 2000,
         the year ended June 30, 1999 and the
         cumulative period from August 2, 1995
         through March 31, 2000                                            F-5 - F-6


ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 23, 2000, we engaged Piercy, Bowler, Taylor & Kern, Certified Public Accountants and Business Advisors, Las Vegas, Nevada ("PBTK") to audit our financial statements. Our decision to change our auditors was solely based on past professional experience with and the geographical location of PBTK and not the result of any matter, including a disagreement with our former accounting firm, Crouch, Bierwolf & Chisholm, Salt Lake City, Utah.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

The following table sets forth the names of our current directors and executive officers and certain information with regard to each such person.


      NAME              AGE              POSITION
      ----              ---              --------
dee dee Molnick         28   President and Chairwoman
Chris P. Almida         29   Vice President and Director
Melvin Molnick          57   Secretary and Treasurer, President of Home Gambling Network, Inc.
Michael J. Mehr         32   Chief Accounting Officer
H. Yale Gutnick         58   Director



Philip J. Anderson      48   Director
Suzanne Molnick         44   Director
Bradley Grieco(1)       35   Director


     (1) Bradley Grieco resigned from our Board of Directors on June 15, 2000.

dee dee Molnick became our President and Chairwoman on February 10, 2000. From its inception in August 1995 until February 2000 she was President and Director of HGN. Ms. Molnick, an internationally recognized expert on Internet Gaming has provided information to various governmental authorities around the world regarding Internet gaming. In addition, Ms. Molnick is a regular columnist in various gaming publications, including Indian Gaming and Casino International. Molnick studied civil engineering at the Howard Hughes College of Engineering, at University of Nevada Las Vegas. Ms. Molnick is the daughter of Melvin Molnick and Suzanne Molnick, and the wife of Chris P. Almida.


Chris P. Almida became our Vice President and Director on February 10, 2000. From 1995 until Feburary 10, 2000, he was Vice President and Director of HGN. Mr. Almida served in the United States Army from 1989 to 1993. Mr. Almida entered the world of Information Technology while enlisted in the U.S. Army, where he assisted in the implementation of the Unit Level Logistic System. Mr. Almida specializes in new and emerging Internet and wireless technologies to ensure that our products and technology is this ever-changing arena. Mr. Almida is the husband of dee dee Molnick.

Melvin Molnick became our Secretary and Treasurer on February 10, 2000. From August 1995 until August 1998, Mr. Molnick served as a Director of HGN and from August 1998 until February 2000 was HGN's Secretary. Mr. Molnick is the inventor of our Patent and has served as President of HGN since April 25, 2000. From 1994 to 1997, he served as Vice President of Rocky Mountain Erectors located in Henderson, Nevada. In 1984, Mr. Molnick received his first patent (U.S. 4,442,581) for a button puncher capable of significantly improving the ease with which steel sheets are punched together. This technology is now used throughout the world in the construction trade industry. Mr. Molnick is the husband of Suzanne Molnick and the father of dee dee Molnick.

Michael J. Mehr became our Chief Accounting Officer in March 2000. From July 1998 to April 2000 he practiced public accounting with Patton & Petersen, Chtd., CPA's in Las Vegas, Nevada. From September 1994 to June 1998 he was a partner with Mehr & Mehr, Ltd., located in Las Vegas, Nevada, and from 1990 to 1993 was an accountant with David Berdon & Co. located in New York City, New York. Mr. Mehr earned a Bachelor of Science in Business Management with a concentration in accounting from the University at Buffalo in 1990. Mr. Mehr is a Certified Public Accountant licensed in Nevada and New York.

H. Yale Gutnick is a member of our Board of Directors since February 10, 2000. Since 1978, he has been a partner Strassburger McKenna Gutnick & Potter of Pittsburgh, PA, where he now serves as Senior Partner. Mr. Gutnick is also Vice President and Secretary of Tribune Review Publishing Co. located in Pittsburgh, Pennsylvania since 1988. From 1967 to 1970, he served as a trial attorney for the United States Justice Department in Washington, D.C. From 1970 to 1978, he was a partner at the Pittsburgh law firm of Rose, Schmidt & Dixon. He served as a member of the Board of Directors of Magicworks Entertainment, Inc. from its inception until it was acquired by SFX Entertainment, Inc. in 1998. Mr. Gutnick is also a member of the Board of Directors of various privately held companies, including Richard M. Scaife Publisher, Inc., Calvary, Inc., Mercer Lime and Stone Company. Mr. Gutnick attended Ohio Wesleyan University and graduated in 1964, with academic honors with a BA degree in Liberal Arts. Mr. Gutnick obtained his law degree, with honors, from the University of Pittsburgh Law School in 1967, Mr. Gutnick is admitted to practice law in the Commonwealth of Pennsylvania.

Philip J. Anderson became a member of our Board of Directors on February 10, 2000. He currently is a partner in the firm of Anderson & Morishita in Las Vegas, Nevada where he specializes in intellectual property. From November 1995 to April 2000 he was a partner at Quirk & Tratos located in Las Vegas, Nevada. Mr. Anderson attended the University of Illinois at Champaign-Urbana, Illinois, and received a degree in Mechanical Engineering. Mr. Anderson received his law degree from Whittier College School of Law in Southern California in 1979. He is admitted to practice law in the states of California, Illinois, and Nevada, and is admitted to practice in front of the United States Patent Office

Suzanne Molnick became a member of our Board of Directors on February 10, 2000. Since 1995, Mrs. Molnick has worked in a variety of positions with HGN. Mrs. Molnick is the wife of Melvin Molnick and the mother of dee dee Molnick.

Bradley Grieco became a member of our Board of Directors on February 10, 2000 and resigned from the Board on June 15, 2000. Mr. Grieco currently is involved with structuring and financing of several emerging companies. Prior to his consulting work with emerging companies, Mr. Grieco worked in the restaurant industry in a variety of capacities, including director of operations for several restaurant companies. Mr. Grieco attended Ohio State University in Columbus, Ohio and majored in Hotel and Restaurant Management.

All of our Directors were elected for a term of one year or until their successors are duly elected and qualified. There are no arrangements or understandings between any Director and any other person(s) pursuant to which a Director was selected as a Director.

Our Officers are elected for terms of one year, or until their successors are duly elected and qualified or until terminated by action of the Board of Directors.

Currently, our officers have not entered into any type of employment agreement and we are in the process of identifying which employees we need to enter into employment agreements and the terms for such agreements. We expect to enter into some employment agreements with certain of our offices during the next fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Officers, Directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons are required by regulation to furnish to us with copies of all Section 16(a) forms they file. Based solely on our copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, we believe that, during the time period from the merger of PCG and HGN through March 31, 2000, all filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with.

Directors Fees

Our directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings.

ITEM 10. Executive Compensation:

The following table sets forth the aggregate compensation paid or accrued by us for the fiscal year ended March 31, 2000 to the executive officers and key personnel.


                                                 Annual Compensation                      Long Term Compensation
                                                 -------------------                      ----------------------
                                                                                        Awards           Payouts
                                                                                        ------           -------
                                                                                      Securities
         Name and                                                  Other Annual       Underlying        All Other
    Principal Position        Year      Salary        Bonus        Compensation (1)     Options        Compensation
    ------------------        ----      ------        -----        --------------     ----------       ------------
                                         ($)           ($)              ($)               (#)               ($)

dee dee Molnick               2000      14,571            -                 2,160              -                    -
Chairwoman and
President

Chris P. Almida               2000      14,571            -                     -              -                    -
Vice President

Melvin Molnick                2000      14,571            -                 2,160              -                    -



Secretary and
Treasurer

Michael J. Mehr               2000       1,995            -                     -             -                    -
Chief Accounting Officer

August Masciotra              2000      14,571(2)         -                     -             -                    -
President, Home Gambling
Network, Inc.


     1. Other Annual Compensation in the above tables represents benefits attributable to our payments for the lease of a car.

     2.   August Masciotra resigned from the Company on April 25, 2000.

No cash compensation was paid to any Officers until February 10, 2000. The above salary amounts reflect amounts paid from February 10, 2000 through March 31, 2000.

There are no employment contracts with any of the Company's employees.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 30, 2000, certain information concerning those persons known to us to be the beneficial owners of more than five percent of our Common Stock, the number of shares of our Common Stock owned by our Directors individually, and by all of our Directors and executive officers as a group:


            Name and Address               Amount and Nature of      Percent of
           Beneficial Owners(1)            Beneficial Ownership       Class(2)
           -------------------             --------------------      ----------
Melvin Molnick (3,4,7)                               18,240,000           60.54%

Suzanne Molnick (3,4,7)                              18,240,000           60.54%

dee dee Molnick (5,6)                                 3,840,000           12.74%

Chris P. Almida (5,6)                                 3,840,000           12.74%

Jesse Molnick                                         1,920,000            6.37%

Trust for Michael Molnick (3,4,7)                     1,920,000            6.37%

Bradley A. Grieco (8)                                    46,000            0.15%

H. Yale Gutnick                                               0            0.00%

Philip J. Anderson                                            0            0.00%


Shares of all directors, executive
officers, and key employees
as a group (6 persons)                               22,126,000           73.49%



1. Unless otherwise noted in a footnote, the mailing address is 5392 S. Eastern Avenue, Building A-North, Las Vegas, Nevada 89119

2.   Based on 30,130,000 shares outstanding as of July 10, 2000

3. Of these 18,240,000 shares, 2,160,000 shares are owned by Mr. Molnick's wife Suzanne of which he disclaims any beneficial ownership and 1,920,000 shares are held in a trust for the benefit of Mr. Molnick's minor child, Michael Molnick. Mr. Molnick is a co-trustee of the trust for Michael Molnick.

4. Of these 18,240,000 shares, 2,160,000 shares are owned by Mrs. Molnick's husband Melvin of which she disclaims any beneficial ownership and 1,920,000 shares are held in a trust for the benefit of Mrs. Molnick's minor child, Michael Molnick. Mrs. Molnick is a co-trustee of the trust for Michael Molnick.

5. Of these 3,840,000 shares, Ms. Molnick disclaims any beneficial ownership of the 1,920,000 shares owed by her husband.

6. Of these 3,840,000 shares, Mr. Almida disclaims any beneficial ownership of the 1,920,000 shares owed by his wife.

7. These shares are held in trust for the benefit of Michael Molnick, a minor. The parents of Michael Molnick, Melvin and Suzanne Molnick are co-trustees.

8. The mailing address for Mr. Grieco is 5361 S. Pecos Road, Las Vegas, Nevada 89120.

ITEM 12. Certain Relationships and Related Transactions:

         To date, our main source of funding has been made by advances, in the form of promissory notes, from certain of our shareholders, including members of the Molnick family. Generally, the notes earn interest ranging from six to eight percent (6-8%). The notes from the Molnick family aggregated approximately $111,500 including interest and we repaid these notes by March 31, 2000. The note to the other shareholder is payable in July 2000 with interest accruable at 6% and payable in common stock. As of July 1, 2000, we owed this shareholder $580,000. We believe that these loans were on marketable terms.

         From time to time, we have retained Strassburger McKenna Gutnick & Potter, located in Pittsburgh, Pennsylvania and Anderson & Morishita located in Las Vegas, Nevada for certain legal matters. Mr. Gutnick, a member of our Board of Directors is a senior partner with Strassburger McKenna Gutnick & Potter and Mr. Anderson, also a member of our Board of Directors, is a partner with Anderson and Morishita. The fees paid by us through March 31, 2000, to each of these law firms did not exceed five percent of that particular law firm's gross revenues for that firm's last full fiscal year.

ITEM 13. Exhibits and Reports on Form 8-K:

(a)      Exhibits.


EXHIBIT NO.                DESCRIPTION
2.1                        Agreement and Plan of Merger dated as of January 18, 2000 between PCG Media,
                           Inc. and Home Gambling Network, Inc. (filed as Exhibit 1.1 to the original
                           Report on Form 8-K dated February 8, 2000 and filed with the Commission on
                           February 14, 2000 and hereby incorporated by reference).

2.2                        Certificate of Merger between PCG Media, Inc. and Home Gambling  Network, Inc.
                           (filed as Exhibit 1.2 to the original Report on Form 8-K dated February 8,
                           2000 and filed with the Commission on February 14, 2000 and hereby incorporated by reference)

3.1                        Amended and Restated Articles of Incorporation (filed as Exhibit 1.3 to the original Report on Form 8-K dated February 8, 2000 and filed with the
                           Commission on February 14, 2000 and hereby incorporated by reference).

3.2                        Revised Bylaws of i2corp.com (filed as Exhibit 3.2 to the amended Report on
                           Form 8-K dated June 6, 2000 and filed with the Commission on June 6, 2000 and hereby incorporated by reference).

10.1*                      Form of Licensing Agreement

10.2*                      Assignment of Patent, Trademarks and Intellectual Property between Home
                           Gambling Network, Inc. and Melvin Molnick dated October 22, 1998.


(b)      Reports on Form 8-K.

         On February 14, 2000, we filed a Current Report on Form 8-K to report the merger between PCG Media, Inc. and Home Gambling Network, Inc.

         On April 14, 2000, we filed a Current Report on Form 8-K to report a delay in filing financial statements relating to the merger of PCG Media, Inc. and Home Gambling Network, Inc.

         On May 15, 2000, we filed a Current Report on Form 8-K regarding the change in our fiscal year from June 30 to March 31.

         On June 6, 2000, we filed a Current Report on Form 8-K containing the required financial statements from the merger of PCG Media, Inc. and Home Gambling Network, Inc.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            I2CORP.COM



Dated: July 14, 2000                By:     /s/ DEE DEE MOLNICK
                                            -------------------
                                            dee dee Molnick
                                            Chairwoman and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


      Signature                  Title                                       Date
/s/ Chris P. Almida              Chris P. Almida                             July 14, 2000
----------------------           Vice President and Director
Chris P. Almida


/s/ Melvin Molnick               Melvin Molnick                              July 14, 2000
----------------------           Secretary & Treasurer
Melvin Molnick                   (Principal Accounting Officer)


/s/ H. Yale Gutnick              H. Yale Gutnick                             July 14, 2000
----------------------           Director
H. Yale Gutnick

/s/ Philip J. Anderson           Philip J. Anderson                          July 14, 2000
----------------------           Director
Philip J. Anderson


/s/ Suzanne Molnick              Suzanne Molnick                             July 14, 2000
----------------------           Director
Suzanne Molnick




                                  EXHIBIT INDEX

Exhibit
Number                     Description
-------                    -----------

10.1                       Form of Licensing Agreement

10.2                       Assignment of Patent, Trademarks and Intellectual
                           Property between Home Gambling Network, Inc. and
                           Melvin Molnick dated October 22, 1998.


                                 I2CORP.COM AND
                                   SUBSIDIARY
                              (A DEVELOPMENT STAGE
                                   ENTERPRISE)

                              FINANCIAL STATEMENTS

                                  FOR THE NINE-
                                  MONTHS ENDED
                               MARCH 31, 2000, THE
                               YEAR ENDED JUNE 30,
                                 1999, AND THE
                                   CUMULATIVE
                                  PERIOD FROM
                                 AUGUST 2, 1995,
                                    THROUGH
                                 MARCH 31, 2000

I2CORP.COM AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

FOR THE NINE-MONTHS ENDED MARCH 31, 2000, THE YEAR ENDED JUNE 30, 1999,
     AND THE CUMULATIVE PERIOD FROM AUGUST 2, 1995,
     THROUGH MARCH 31, 2000
--------------------------------------------------------------------------------


                                    CONTENTS


                                                                     PAGE
INDEPENDENT AUDITORS' REPORT                                           1

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheet                                                       2
   Statements of development stage operations and deficit              3
   Statements of cash flows                                            4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           5-6

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
i2corp.com and Subsidiary
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of i2corp.com and its subsidiary Home Gambling Network, Inc, collectively (the Company) (a development stage enterprise) as of March 31, 2000, and the related consolidated statements of development stage operations and deficit, and cash flows for the nine-months ended March 31, 2000, the year ended June 30, 1999, and the period from August 2, 1995, through March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements of i2corp.com and its subsidiary present fairly, in all material respects, its financial position as of March 31, 2000, and the results of its development stage operations and cash flows for the periods presented, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred development stage losses resulting in substantial working capital and stockholders' equity deficiencies, and its ability to pay its obligations when due and to commence operations is dependent upon its obtaining license agreements for its product with satisfactory terms and raising additional capital. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Piercy Bowler Taylor & Kern
May 19, 2000

I2CORP.COM AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET


MARCH 31, 2000
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
      Cash                                                         $ 113,634
      Other assets                                                    15,023
                                                             -----------------
                                                                     128,657


FURNITURE, FIXTURES, AND EQUIPMENT, NET                               75,856

PATENT                                                                83,032
                                                             -----------------
                                                                   $ 287,545
                                                             =================



LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY


CURRENT LIABILITIES:
      Note payable                                                 $ 500,000
      Accrued expenses and other                                      53,220
      Accounts payable                                                42,397
                                                             -----------------
                                                                     595,617
                                                             -----------------

STOCKHOLDERS' EQUITY DEFICIENCY:
      Common stock, 50,000,000 shares authorized, 30,000,000
           issued and outstanding, $.001 par value                    30,000
      Paid-in-capital deficiency                                     (29,000)
      Deficit accumulated in the development stage                  (309,072)
                                                             -----------------
                                                                    (308,072)
                                                             -----------------
                                                                   $ 287,545
                                                             =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

I2CORP.COM AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF DEVELOPMENT STAGE OPERATIONS AND DEFICIT

FOR THE NINE-MONTHS ENDED MARCH 31, 2000, THE YEAR ENDED
      JUNE 30, 1999, AND THE CUMULATIVE PERIOD FROM AUGUST 2, 1995,
      THROUGH MARCH 31, 2000
--------------------------------------------------------------------------------



                                                                     NINE-MONTHS                                AUGUST 2, 1995,
                                                                        ENDED                YEAR ENDED             THROUGH
                                                                    MARCH 31, 2000         JUNE 30, 1999         MARCH 31, 2000
                                                                 ---------------------   -------------------  ---------------------
Selling, general, and administrative expenses                               $ 224,655              $ 77,790              $ 305,118

Interest expense                                                               10,297                 4,765                 17,624

Less forfeited license deposit revenue                                         (6,170)               (7,500)               (13,670)
                                                                 ---------------------   -------------------  ---------------------

NET LOSS                                                                      228,782                75,055                309,072

DEFICIT ACCUMULATED IN THE DEVELOPMENT STAGE:

      Beginning of period                                                      80,290                 5,235
                                                                 ---------------------   -------------------  ---------------------

      End of period                                                         $ 309,072              $ 80,290              $ 309,072
                                                                 =====================   ===================  =====================

      Net loss per common share                                             $   0.010              $  0.003              $   0.010
                                                                 =====================   ===================  =====================




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

I2CORP.COM AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED MARCH 31, 2000, THE YEAR ENDED
      JUNE 30, 1999, AND THE CUMULATIVE PERIOD FROM AUGUST 2, 1995,
      THROUGH MARCH 31, 2000
--------------------------------------------------------------------------------

                                                                     NINE-MONTHS                               AUGUST 2, 1995,
                                                                        ENDED               YEAR ENDED             THROUGH
                                                                    MARCH 31, 2000        JUNE 30, 1999         MARCH 31, 2000
                                                                 ---------------------  -------------------  ---------------------
OPERATING ACTIVITIES:
      Net cash provided by (used in) operating activities                  $ (179,519)             $ 7,406             $ (167,886)
                                                                 ---------------------  -------------------  ---------------------

INVESTING ACTIVITIES:
      Purchases of furniture, fixtures and equipment                          (74,516)                                    (74,516)
      Patent costs                                                            (30,329)                                    (30,329)
                                                                 ---------------------                       ---------------------
                                                                             (104,845)                                   (104,845)
                                                                 ---------------------                       ---------------------

FINANCING ACTIVITIES:
      Repayment of shareholder advances                                      (110,408)                                   (114,635)
      Proceeds from note payable                                              500,000                                     500,000
      Proceeds from shareholder loan                                                                 1,000                  1,000
                                                                 ---------------------  -------------------  ---------------------

      Net cash provided by financing activities                               389,592                1,000                386,365
                                                                 ---------------------  -------------------  ---------------------

NET INCREASE IN CASH                                                          105,228                8,406                113,634
CASH, BEGINNING                                                                 8,406
                                                                 ---------------------  -------------------  ---------------------

CASH, ENDING                                                                $ 113,634              $ 8,406              $ 113,634
                                                                 =====================  ===================  =====================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

I2CORP.COM AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTHS ENDED MARCH 31, 2000, THE YEAR ENDED JUNE 30,
     1999 AND THE CUMULATIVE PERIOD FROM AUGUST 2, 1995,
     THROUGH MARCH 31, 2000
--------------------------------------------------------------------------------

1.  BACKGROUND INFORMATION:

BUSINESS ACTIVITIES AND HISTORY. i2corp.com and its subsidiary Home Gambling Network, Inc. (HGN) (collectively, the Company), hold a patent for a method that allows licensees to bring live gaming to players in remote locations VIA the internet and other electronic media, and that enables making and receiving electronic payments to and from such players.

In February 2000, in what is commonly referred to as a "reverse acquisition," 100% of HGN's stock was effectively exchanged for a controlling interest in a publicly held "shell" company, PCG Media, Inc. (referred to herein as PCG), which concurrently changed its name to i2corp.com. For financial accounting purposes, the acquisition has been treated as an acquisition of PCG by, and a recapitalization of, HGN. Accordingly, the historical statements of development stage operations and cash flows presented are those of HGN. Net loss per share is calculated based on 30,000,000 shares outstanding in all periods after giving retroactive effect to the recapitalization (Note 4).

PCG has engaged in no business activity for a number of years prior to the transaction described in the preceding paragraph. Therefore, the Company has, in substance, been in the development stage since the inception of HGN, August 2, 1995.

Prior to the reverse acquisition, PCG had recently registered its outstanding common stock with the United States Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. PCG previously reported on the basis of a fiscal year ending June 30. Effective with the current period, the Company changed its fiscal year end to March 31.

EQUIPMENT, FURNITURE AND FIXTURES. Equipment, furniture and fixtures are stated at cost. Depreciation is provided using the declining balance method over the estimated useful lives of the assets.

PATENT COSTS. Patent costs are amortized over the life of the patents.

ADVERTISING COSTS. Costs for advertising are expensed as incurred. Advertising costs expensed totaled $29,842 and $5,761 in 2000 and 1999.

USE OF ESTIMATES. Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures, some of which may require revision in futures periods.

2.  COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES. The Company is lessee under noncancelable operating lease agreements for automobiles and office space.

The Company's minimum future lease under noncancelable operating leases are as follows as of March 31, 2000:

       2001                           $  63,523
       2002                              16,963

The Company incurred rent expense under these leases of $8,161 during the periods ended March 31, 2000, and none in prior periods.

GOING CONCERN. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As of March 31, 2000, the Company has accumulated a stockholders' equity deficiency of $309,072 and a working capital deficiency of $466,960. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is management's plan to pursue additional financing from a minority stockholder and explore other financing options in the investment community. In that connection, the Company borrowed $500,000 from a minority shareholder (father of a director) and issued an unsecured note payable due July 2000, with interest accruable at 6% and payable in common stock. The Company borrowed an additional $80,000 subsequent to March 31, 2000. Additionally, subsequent to March 31, 2000, the Company sold stock subscriptions for 130,000 shares totaling $390,000.

I2CORP.COM AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NINE-MONTHS ENDED MARCH 31, 2000, YEAR ENDED JUNE 30, 1999
     AND FOR THE CUMULATIVE PERIOD FROM AUGUST 2, 1995
     THROUGH MARCH 31, 2000
--------------------------------------------------------------------------------

2.  COMMITMENTS AND CONTINGENCIES (continued):

Management is in the process of negotiating licensing agreements that, if consummated, would generate operating revenues.

OTHER. The Company has been presented with claims asserting that certain individuals and/or entities are entitled to an aggregate of approximately 400,000 shares of the Company's common stock. Based on the available evidence, management believes these claims are inconsistent with the Company's records and invalid. There may be other similar claims asserted in the future. However, based, in part, upon the advice of counsel, management believes that such matters will not have a significant effect on the Company even if the Company would be required to issue some or all of the shares that are claimed by these individuals or entities, but there would be up to 1.33% dilution of interests of its stockholders, based on claims presently known.

3.  INCOME TAXES:

Because, as of March 31, 2000, the Company has engaged in extensive development stage activities and generated limited revenues over a period of five years, it has incurred substantial losses, and the potential income tax benefits of such losses have been effectively offset by a 100% valuation allowance and, therefore are not reflected in the accompanying financial statements.

4.  CAPITALIZATION AND RELATED PARTY TRANSACTIONS:

The initial capitalization of HGN was $1,000 and was made in the form of stockholder advances in payment of HGN's expenses (Note 6). In giving retroactive effect to the reverse acquisition, the Company was recapitalized in 2000 with 30,000,000 shares of $.001 common stock, requiring the $1,000 to be eliminated in consolidation and $30,000 to be assigned to common stock and resulting in negative $29,000 assigned to paid-in-capital deficiency. In addition to the recent borrowings from the minority shareholder (Note 2), the Company's only other significant source of financing has been advances made on its behalf by its principal stockholders (Note 6), which have earned interest at 8% and were due on demand until repaid in the period ended March 31, 2000. Interest charged to operations on related party obligations totaled $4,623, $4,765, and $11,949 for 2000, 1999, and the cumulative period presented, respectively.

In addition, the Company's officer/stockholders have provided their services to the Company, during substantially all of the periods presented, without compensation.

5.  FINANCIAL INSTRUMENTS:

The carrying amounts of financial instruments approximates their fair value because of their short maturities or because the debt bears fixed rates that approximate current rates available on similar borrowings.

6.  SUPPLEMENTAL CASH FLOW INFORMATION:

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:


                                   Nine-months    Year-ended    August 2, 1995,
                                      ended         June 30,        throguh
                                  March 31, 2000     1999       March 31, 2000
                                 ---------------   ----------   --------------
Net loss                           $ (228,782)   $ (75,055)     $ (309,072)
Increase in other assets              (15,023)                     (15,023)
Depreciation                            7,592        4,774          14,934
Expenses paid by officer/
   stockholders                                     34,500          38,832
Increase in accounts payable            3,973       38,423          42,396
Increase in accrued expenses           52,721        4,764          60,047
                                   ------------    -----------  --------------
                                   $ (179,519)   $   7,406      $ (167,886)
                                   ============    ===========  ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES: Advances made as direct payments by the stockholders on behalf of the Company for patent costs, other assets purchases, and selling, general and administrative expenses totaled $103,040, and $106,808, in 1999 and the cumulative period presented, respectively. In 1998, $1,000 of such payments was credited as common stock in connection with HGN's initial capitalization.