Form 10QSB
period 1999-12-31
I2CORP COM
filed 2000-08-18
CIK 1096025

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                December 31, 1999

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
                             _________ to _________

                        Commission file number 000-27603

                                   I2CORP.COM
             (Exact name of registrant as specified in its charter)


           NEVADA                                         84-1423373
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


       5392 S. EASTERN AVENUE, BUILDING A - NORTH, LAS VEGAS, NEVADA 89119
       -------------------------------------------------------------------
               (Address of principal executive offices (zip code))

                                  702 564-2240
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No   X
    ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           CLASS                       OUTSTANDING AT DECEMBER 31, 1999
----------------------------           --------------------------------

Common Stock, par value $0.001                    7,985,855

Item 1. Financial Statements

                                                                            PAGE
Condensed Balance Sheets December 31 and June 30, 1999                      F-1

Condensed Statements of Operations for the three and six-months
ended December 31, 1999 and 1998                                            F-2

Notes to the Financial Statements                                           F-3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         As of December 31, 1999, we had no assets, no liabilities and an accumulated deficit of $69,973. On January 18, 2000 we entered into an Acquisition Agreement and Plan of Merger (the "Merger Agreement") with Home Gambling Network ("HGN"), a California corporation. The Merger Agreement caused HGN to merge with and into a wholly owned subsidiary of PCG with HGN continuing as the surviving corporation. Concurrent with the Merger, PCG changed its name to i2Corp.com and HGN remained as a wholly owned subsidiary of i2Corp.com.

                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2. Changes in Securities

         Not applicable.

Item 3. Defaults Upon Senior Securities

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  There were no reports of Form 8-K filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      I2CORP.COM


                                      By: /s/ dee dee molnick
                                          -------------------------------------
                                          dee dee Molnick, President

Dated: August 18, 2000

I2CORP.COM (FORMERLY KNOWN AS PCG MEDIA, INC.)
CONDENSED BALANCE SHEETS
DECEMBER 31, AND JUNE 30, 1999

---------------------------------------------------------------------------------------------------------------------

                                                                                    December 31          June 30
                                                                                   ---------------    ---------------
ASSETS                                                                             $            0     $             0
                                                                                   ===============    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

STOCKHOLDERS' EQUITY DEFICIENCY:

    Common stock                                                                   $        7,986     $        1,896

    Additional paid-in capital                                                             61,987             58,077

    Accumulated deficit                                                                   (69,973)           (59,973)
                                                                                   ---------------    ---------------

                                                                                   $            0     $             0
                                                                                   ===============    ===============


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                               F-1

I2CORP.COM (FORMERLY KNOWN AS PCG MEDIA, INC.)
CONDENSED STATEMENTS OF OPERATION
THREE-MONTHS AND SIX-MONTHS ENDED DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------------------------------------------------------


                                                        THREE-MONTHS ENDED DECEMBER 31,        SIX-MONTHS ENDED DECEMBER 31,
                                                       ----------------------------------    ----------------------------------
                                                            1999              1998                1999              1998
                                                       ----------------  ----------------    ----------------  ----------------
Selling, general and administrative expenses           $             0   $         6,030     $        10,000   $         6,030
                                                       ----------------  ----------------    ----------------  ----------------

NET LOSS                                                                          (6,030)            (10,000)           (6,030)

DEFICIT ACCUMULATED IN THE DEVELOPMENT STAGE:

     Beginning of period                                       (69,973)          (53,943)            (59,973)          (53,943)
                                                       ----------------  ----------------    ----------------  ----------------

     End of period                                           $ (69,973)        $ (59,973)          $ (69,973)        $ (59,973)
                                                       ================  ================    ================  ================


NET LOSS PER COMMON SHARE                              $             0          $ (0.002)           $ (0.001)         $ (0.003)
                                                       ================  ================    ================  ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                7,985,855         3,341,168           7,976,616         2,265,434
                                                       ================  ================    ================  ================


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                               F-2

I2CORP.COM (FORMERLY KNOWN AS PCG MEDIA, INC.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE-MONTHS AND SIX-MONTHS ENDED DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------
                                (UNAUDITED)
1.       ACCOUNTING POLICIES.

The interim condensed financial statements of i2corp.com (formerly known as PCG Media, Inc.) (the Company) are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair presentation of the interim results have been reflected therein. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

The Company has never had any cash balances or transactions; hence no statement of cash flows is presented.

These statements should be read in conjunction with the financial statements and related notes, that appear in the Company's Registration Statement on Form 10-SB. The balance sheet at March 31, 2000, was derived from the audited financial statements included in that registration statement.

Despite its efforts, present management has been unable to determine the appropriateness of certain values assigned by previous management for stock issued in exchange for services. Management does not, however, believe that any possible misstatement in such values can be significant because those values are not carried forward in future financial statements of the Company as a result of its reverse acquisition by Home Gambling Network, Inc. (HGN). (now a subsidiary of the Company) and related recapitalization (Note 2) that occurred in February 2000.

DEVELOPMENT STAGE ENTERPRISE. The Company's previous financial statements categorized the Company as a development stage enterprise. However, present management believes that the Company has not been in the development stage for several years.

2.       SUBSEQUENT EVENT:

Subsequent to December 31, 1999, in what is commonly referred to as a "reverse acquisition," the Company received 100% of the outstanding stock of HGN's in exchange for a controlling interest in its outstanding stock and concurrently changed its name to i2corp.com. For financial accounting purposes, the acquisition will be treated as an acquisition of the Company by HGN and as a recapitalization of HGN. The historical financial statements presented are those of the Company, prior to this transaction.

The following pro forma financial information has been prepared for informational purposes only and derived from the unaudited financial statements of the Company and the audited financial statements of HGN as of and for the year ended December 31, 1999. It is adjusted to give effect to the acquisition and related recapitalization as if they had occurred on December 31, 1999.

Cash                                      $        623
Equipment, furniture, and fixtures, net         13,718
Unamortized patent costs                        80,445
                                          -------------
                                          $     94,786
                                          =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                          $    135,197
Advances from stockholders                     110,125
                                          -------------
                                               245,322
                                          -------------
Stockholders' equity deficiency:
    Common stock                                30,000
    Additional paid-in capital deficiency    3,071,000
    Subscription receivable                 (3,100,000)
    Accumulated deficit                       (151,536)
                                          -------------
                                              (150,536)
                                          -------------
                                          $     94,786
                                          =============

                                                                           F-3