Form 10QSB
period 2000-06-30
I2CORP COM
filed 2000-08-18
CIK 1096025

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  JUNE 30, 2000

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
                             _________ to _________

                        Commission file number 000-27603

                                   I2CORP.COM
             (Exact name of registrant as specified in its charter)

         NEVADA                                                 84-1423373
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

Yes          No  X
    ---         ---
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             CLASS                                 OUTSTANDING AT JUNE 30, 2000
--------------------------------                   ----------------------------

Common Stock, par value $0.001                             30,000,000

Item 1.  Financial Statements

                                                                                        PAGE
Condensed Consolidated Balance Sheet - June 30 and March 31, 2000                       F-1

Condensed Consolidated Statements of Development State Operations and Deficit for the
three months ended June 30, 2000 and 1999, and the cumulative period from
August 5, 1995 through June 30, 2000.                                                   F-2

Condensed Consolidated Statements of Cash Flows for the three months ended
June 30, 2000 and 1999, and the cumulative period from August 5, 1995
through June 30, 2000.                                                                  F-3

Notes to the Consolidated Financial Statements                                          F-4

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Development Stage Entity

         We are in the development stage, with limited revenues solely generated from licenses. As of June 30, 2000, we had cumulative net losses since inception of $654,682 and we expect to continue to incur substantial losses and negative cash flow at least through fiscal year ended March 31, 2001. We currently do not have any revenue generating licensing agreements executed and we expect that we will continue to incur substantial marketing, research and development expenses for further product enhancement and development activities which will cause us to incur additional losses in the near future.

General Financial Condition

         We expect cash flows from operating activities to begin during the current fiscal year. Factors that may contribute to this include the changing legislative climate and legal entrance into the Internet gambling market of gaming and wagering operators. Depending on the success of our efforts to execute revenue generating licensing agreements, our management believes that present working capital will need to be supplemented to support our operations over the next 12 months. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or shareholders), or from industry-available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to us, or at all.

         As of June 30, 2000, we have depleted most of our cash resources and do not possess the collateral to borrow from traditional lending sources. We are dependent on collections from the capital contribution receivable, the balance of which, as of August 15, 2000 was $1,950,000. We are currently seeking additional financing from various sources, including funds from various venture capitalist organizations. Our current cash on hand is not sufficient to meet ongoing operating expenses and there can be no assurances that financing in the amount and on terms acceptable to us will be available within the time frame required.

Revenues

         For the three months ended June 30, 2000, our revenues consisted of a non-refundable payment received in connection with a licensing agreement. For the three months ended June 30, 1999, our revenues consisted of non-refundable payments received in connection with a licensing agreement that was subsequently cancelled, and the full amount of the payments received was recognized as income.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         On December 11, 1998, we commenced a patent infringement action in the United States District Court, District of Nevada, against Interactive Television Services, Inc., a Georgia corporation ("Interactive") (Case #CV-S-98-01755-JBR). The Defendants counterclaimed for declaratory relief and a trial date was set for August 2000. On August 14, 2000, we entered into a Stipulated Order of Dismissal with Interactive in which Interactive specifically admitted that the our Patent was valid and that Interactive's systems and methods do not infringe on our Patent.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  There were no reports of Form 8-K filed by the Company during the quarter ended June 30, 2000.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        I2CORP.COM


                                        By: /s/ dee dee molnick
                                            --------------------------
                                            dee dee Molnick, President

Dated: August 17, 2000

I2CORP.COM AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCED SHEETS

--------------------------------------------------------------------------------------------------------------------

                                                                                     JUNE 30            MARCH 31
                                                                                 ----------------    ---------------
                                                                                   (unaudited)
ASSETS

CURRENT ASSETS:
Cash                                                                                   $ 126,085          $ 113,634
Due from shareholders                                                                    70,587
Capital contribution receivable                                                         200,000
Other assets                                                                              25,730             15,023
                                                                                 ----------------    ---------------
                                                                                         422,402            128,657

FURNITURE, FIXTURES, AND EQUIPMENT, NET                                                   90,898             75,856

PATENT                                                                                    86,370             83,032
                                                                                 ----------------    ---------------

                                                                                       $ 599,670          $ 287,545
                                                                                 ================    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accrued expenses and other                                                              $ 17,606           $ 53,220
Accounts payable                                                                          85,746             42,397
Note payable                                                                                                500,000
                                                                                 ----------------    ---------------
                                                                                         103,352            595,617
                                                                                 ----------------    ---------------
STOCKHOLDERS' EQUITY (DEFICIENCY):

Common stock, 50,000,000 shares authorized,
     30,000,000 and outstanding, $.001 par value                                          30,000             30,000
Additional paid-in-capital                                                             3,071,000          3,071,000
Less capital contribution receivable                                                  (1,950,000)        (3,100,000)
Deficit accumulated in the development stage                                            (654,682)          (309,072)
                                                                                 ----------------    ---------------
                                                                                         496,318           (308,072)
                                                                                 ----------------    ---------------
                                                                                       $ 599,670          $ 287,545
                                                                                 ================    ===============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.                  F-1

I2CORP.COM AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF DEVELOPMENT STAGE OPERATIONS AND DEFICIT

CONDENSED CONSOLIDATED STATEMENTS OF DEVELOPMENT STATE OPERATIONS AND DEFICIT

FOR THE THREE-MONTHS ENDED JUNE 30, 2000 AND 1999, AND THE
    CUMULATIVE PERIOD FROM AUGUST 5, 1995, THROUGH JUNE 30, 2000

---------------------------------------------------------------------------------------------------------------------------
                                                  (UNAUDITED)

                                                                                                        AUGUST 5, 1995,
                                                                  THREE-MONTHS ENDED JUNE 30,               THROUGH
                                                                   2000                 1999             JUNE 30, 2000
                                                            -------------------- -------------------- ---------------------
Selling, general and administrative expenses                          $ 338,327             $ 30,602             $ 643,445

Interest expense                                                          8,284                1,574                25,907

Less revenue                                                             (1,000)              (7,500)              (14,670)
                                                            -------------------- -------------------- ---------------------

NET LOSS                                                                345,611               24,676               654,682

DEFICIT ACCUMULATED IN THE DEVELOPMENT STAGE:

     Beginning of period                                                309,071               55,867
                                                            -------------------- -------------------- ---------------------

     End of period                                                    $ 654,682             $ 80,543             $ 654,682
                                                            ==================== ==================== =====================

     Net loss per common share                                          $ 0.012              $ 0.025               $ 0.655
                                                            ==================== ==================== =====================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                            F-2

I2CORP.COM AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED JUNE 30, 2000 AND 1999, AND THE
    CUMULATIVE PERIOD FROM AUGUST 5, 1995, THROUGH JUNE 30, 2000

----------------------------------------------------------------------------------------------------------------------------
                                                  (UNAUDITED)

                                                                                                         AUGUST 5, 1995,
                                                                                                             THROUGH
                                                                     2000                1999             JUNE 30, 2000
                                                               ------------------  -----------------  ----------------------
OPERATING ACTIVITIES:

      Net cash provided by (used in) operating activities             $ (413,635)           $ 7,406              $ (581,521)
                                                               ------------------  -----------------  ----------------------

INVESTING ACTIVITIES:

      Purchases of furniture, fixtures, and equipment                    (20,576)                                   (95,092)
      Payments of patent costs                                            (3,338)                                   (33,667)
                                                               ------------------                     ----------------------

                                                                         (23,914)                                  (128,759)
                                                               ------------------                     ----------------------

FINANCING ACTIVITIES:
      Receipt of captial contribution receivable                         450,000                                    450,000
      Proceeds from notes payable                                                                                   500,000
      Proceeds from shareholder advances                                                      1,000                   1,000
      Repayments to shareholders                                                                                   (114,635)
                                                               ------------------  -----------------  ----------------------

      Net cash provided by financing activities                          450,000              1,000                 836,365
                                                               ------------------  -----------------  ----------------------

NET INCREASE IN CASH                                                      12,451              8,406                 126,085
CASH, BEGINNING                                                          113,634
                                                               ------------------  -----------------  ----------------------

CASH, ENDING                                                           $ 126,085            $ 8,406               $ 126,085
                                                               ==================  =================  ======================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                            F-3

I2CORP.COM AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

1.       ACCOUNTING POLICIES.

The interim condensed financial statements of i2corp.com and its subsidiaries, Home Gambling Network, Inc. (HGN), i2consult.com, and i2develop.com, (collectively, the Company) are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the financial statements and related notes, that appear in the Company's Annual Report on Form 10-KSB/A for the period ended March 31, 2000. The balance sheet at March 31, 2000, was derived from the audited financial statements included in that report.

2.       COMMITMENTS AND CONTINGENCIES:

GOING CONCERN. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. Its ability to do so is dependent on obtaining sufficient cash inflows to continue its activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is management's plan to finance its operations for the foreseeable future primarily with proceeds from the capital contribution receivable from a minority shareholder and to explore other financing options in the investment community. Management is also in the process of negotiating licensing agreements that, if consummated, would generate operating revenues. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

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

In connection with, and as an incentive for HGN to enter into, a reverse acquisition in February 2000, the minority stockholder (then of PCG) agreed informally to make a capital contribution to the Company of $3.1 million. However, because of substantial uncertainty as to its realizability, no accounting recognition was given thereto in the Company's previously issued financial statements until this understanding was formalized in August 2000. Subsequent to June 30, 2000, $200,000 was received in cash, and a $560,000 note payable to the minority stockholder was applied against this obligation. Retroactive effect has been given in the accompanying balance sheet to the formalization of this understanding by recording the capital contribution receivable as a reduction of stockholders' equity as of the date of the original transaction and by offsetting the note payable against the capital contribution receivable pursuant to Financial Accounting Standards Board Statement No. 6, CLASSIFICATION OF SHORT-TERM OBLIGATIONS EXPECTED TO BE REFINANCED. The remaining receivable may be paid off in whole or in part at any time without premium or discount.