Form 10KSB/A
period 2000-03-31
I2CORP COM
filed 2000-08-21
CIK 1096025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $18,700,750 based on the closing price of $2.375 of the issuer's Common Stock, par value $.001 share, as reported by Nasdaq on July 10, 2000.

On July 10, 2000, there were 30,000,000 shares of the issuer's Common Stock outstanding.

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

On February 10, 2000, Home Gambling Network, Inc., a Nevada Corporation ("HGN"), merged with PCG Sub, Inc., a Nevada corporation and a wholly owned subsidiary of PCG, formed for the purpose of this merger with HGN as the surviving corporation. Concurrent with this merger, PCG changed its name to i2corp.com. In addition to HGN, we have three other wholly owned subsidiaries. Our other wholly owned subsidiaries are: (i) International Intertainment Corp., a Nevada corporation and holds the trademark on International Intertainment Corporation; (ii) i2Consult.com, a Nevada corporation which provides services to our licensees; and (iii) i2Develop.com, a Nevada corporation, which develops and markets future technologies to licensees.

History of Home Gambling Network, Inc.

HGN was formed on August 2, 1995, for the purpose of managing, marketing and licensing U.S. Patent 5,800,268, which details the method for wagering on live remote games and events utilizing electronic transactions (the "Patent"). The Patent was issued to Melvin Molnick, current President of HGN, on September 1, 1998. Mr. Molnick assigned his rights under the Patent to HGN on October 22, 1998. The Patent was published in Europe in November 1999, and allows us to enjoy full provisional patent protection until final approval and issuance, which is expected in late 2000 (the "European Patent"). The scope of the European patent includes full protection in the United Kingdom, Austria, Germany, the Netherlands, as well as all other European countries, their territories and possessions. We also have patent applications pending in Australia and Canada.

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

The Patent

Our Patent is comprised of three primary actions:

     -    The gambling is live

     -    The player is remote and physically away from the actual game or event

     -    The winnings and losses are transacted electronically

Today, consumers identify Internet gambling as a manner in which to emulate casino-style games, otherwise known as virtual gambling. Our method of wagering, on the other hand, requires the games and events to be live and in real time. Under our Patent, gamblers may wager with gaming and wagering entities worldwide that accept wagers on live games and events (to include, but not limited to, horse racing, soccer, bingo, or blackjack) from players' remote of the physical facility offering electronic transactions.

We will only license operators that are licensed in jurisdictions that are properly regulated by their respective governments. This criterion is in place to protect the credibility of our licensees among consumers.

Using our method, casinos will be able to recreate on-line, the gambling experience in their physical properties. Casinos can create a broadcast facility with real table games staffed by actual dealers and croupiers. Sports betting facilities can accept remote wagers on live events from players not physically located at the casino, sportsbook or off-track betting ("OTB") facility. The on-line player will participate remotely through the Internet (and/or any communication medium available to especially include wireless technologies), communicating with the dealer through a video camera using a keyboard or a through a computer-integrated microphone.

Revenues generated from Internet-based broadcast facilities could be substantial as the industry grows. Also, start-up costs for this type of gambling are a fraction of what it would cost to develop a Las Vegas-style casino/hotel property. Furthermore, it is expected that player fraud will be reduced because all live play will be recorded and archived. Cash handling will be non-existent because all transactions will be electronic. Casual gambling is expected to increase because of ease of use and player confidence in name brand, land-based casinos and other recognized wagering entities. In addition, the market size is expected to grow exponentially because operators can take wagers outside their geographic location.

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

Regulations

Internet gambling is capturing the attention of regulators, policy makers and consumers worldwide. Due to an exponential increase in customer demand, the main issues facing Internet gambling operators are regulation, taxation, consumer protection and fraud detection. No country is able to monitor and control the growth of Internet gambling. The United States, for example, is legislating to make it illegal for non-US sanctioned operators to accept wagers from US citizens. Other countries, such as Australia, Norfolk Islands, UK, Holland, Gibraltar, Malta, Belize, Antigua, Curacao and Dominica have passed legislation that permits Internet gambling. These countries view Internet gambling as inevitable and therefore believe that they can best protect consumers through regulation. Other countries embrace Internet gambling as a form of tax revenues for their respective governments, the study notes.

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

Barriers to Entry

The barrier to entry to operate an on-line wagering entity is low. Recent figures estimate that it costs approximately $US800,000 to start a successful Internet gambling website. Presently, small-cap companies lead the industry in terms of growth and innovation. Through our Patent, we maintain a legal barrier to entry in this industry, because we are the only entity that can use the Patent. In addition, we require that a potential customer be licensed in a regulated jurisdiction before that entity can utilize our method of gambling. Licensees must pay an up-front licensing fee and a percentage of gross revenues during the term of the license. However, to date we have been required to spend capital to assert our rights under the Patent when we determine that third parties have employed techniques and/or programs that infringe on our Patent. See Item 3. Legal Proceedings. We expect that we will continue to incur legal fees to enforce the Patent worldwide.

The Target Markets

As of June 2000, the number of Internet users worldwide exceeds 333 million. The following illustrates Internet users by geographic areas.

                           --------------------------------------------------
                           Country                                      Users
                           --------------------------------------------------
                           Africa                                3.0 million
                           --------------------------------------------------
                           Asia and the Pacific                 76.0 million
                           --------------------------------------------------
                           Europe                               92.0 million
                           --------------------------------------------------
                           The Middle East                       2.0 million
                           --------------------------------------------------
                           The United States and Canada        147.0 million
                           --------------------------------------------------
                           South America                        13.0 million
                           --------------------------------------------------

Major Gambling Market Segments

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

Canada

Canada has tried to legalize Internet gambling, but so far has failed to enact legislation. Vancouver, for example, has become populated with US/Canadian operators that act as a "server farm" (facilities that are dedicated solely to housing web servers to conduct virtual casino games) for gambling sites. It is widely believed that Vancouver is quickly becoming the Internet gaming capital of the world. On another front, the Kahnawake Mohawk Nation has created Mohawk Internet Technologies, which is an Internet service provider (ISP) offering sovereign legal protection for Internet gambling companies. The tribe also operates an Internet gambling site. The outcome of this venture is unclear, especially due to the fact that the tribe offers its services to residents of the United States.

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

HGN initiated patent infringement litigation in April 1999 against Starnet Communications International, Inc., a corporation organized under the laws of Canada ("Starnet") and located in Vancouver, Canada. The lawsuit contended that Starnet and/or their joint venturers were and had been using, selling and/or offering for sale worldwide, including the United States, without permission or authorization from us, our method for, participating in a live casino game from a remote location. This lawsuit was dismissed after we received assurances that Starnet was no longer accepting wagers from customers in the United States as well as actions taken by the Canadian government regarding Starnet, including seizure of Starnet's Canadian bank accounts.

On December 11, 1998, we commenced a patent infringement action in the United States District Court, District of Nevada, against Interactive Television Services, Inc., a Georgia corporation ("Interactive") (Case #CV-S-98-01755-JBR). The Defendants have counterclaimed for declaratory relief and a trial date was set for August 2000. On August 14, 2000, we entered into a Stipulated Order of Dismissal with Interactive in which Interactive specifically admitted that our Patent was valid and that Interactive's systems and methods do not infringe on our Patent

ITEM 4.  Submission of Matters to a Vote of Security Holders.

As reported in our Form 8-K dated February 8, 2000, security holders approved the merger of Company with Home Gambling Network, Inc. Of the 4,680,000 shares voting, 100% were in favor of the merger.

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


----------------------------------------------------------------------------------------
                                                           HIGH                  LOW
----------------------------------------------------------------------------------------
YEAR ENDED MARCH 31, 2000
----------------------------------------------------------------------------------------
Three months ended--
----------------------------------------------------------------------------------------
                              September 30, 1999            $2.75                 $2.75
----------------------------------------------------------------------------------------
                               December 31, 1999            $5.00                 $1.50
----------------------------------------------------------------------------------------
                                  March 31, 2000           $5.875                 $2.00
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1999
----------------------------------------------------------------------------------------
Three months ended--
----------------------------------------------------------------------------------------
                              September 30, 1998              N/A                   N/A
----------------------------------------------------------------------------------------
                               December 31, 1998           $2.625                $0.125
----------------------------------------------------------------------------------------
                                  March 31, 1999           $2.625                 $1.75
----------------------------------------------------------------------------------------
                                   June 30, 1999            $2.75               $0.1875
----------------------------------------------------------------------------------------


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

ITEM 6.  Management's Discussion and Analysis or Plan of Operation.

This Form 10-KSB/A is being filed to retroactively restate our consolidated balance sheet as of March 31, 2000 to give effect to $3.1 million in capital contributions previously agreed to informally by a minority shareholder with respect to the merger with PCG but not formalized until August 2000. This restatement has had no effect on previously filed statements of operations and cash flows and is discussed in further detail in
Note 4 to the revised consolidated financial statements.

Statements which are not historical facts, including statements about our confidence and strategies and our expectations about our product, technologies and opportunities, market and industry segment growth, demand and acceptance of our products are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These risks include, but are not limited to, product demand and market acceptance risks; the impact of competitive products; the results of financing raising activities; the effects of economic conditions and trade, legal, social and economic risks, such as regulations, governmental licensing issues, foreign qualifications and ability to conduct our method of business and the results our business plan.

Development Stage Entity

We are in the development stage, with revenues solely generated from licenses. As of March 31, 2000, we had cumulative net losses since inception of $309,071 and we expect to continue to incur substantial losses and negative cash flow at least through fiscal year ended March 31, 2001. We currently do not have any revenue generating licensing agreements executed and we expect that we will continue to incur substantial marketing, research and development expenses for further product enhancement and development activities which will cause us to incur additional losses in the near future.

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

As of June 30, 2000, we have depleted most of our cash resources and do not possess the collateral to borrow from traditional lending sources. We are currently dependent on collections on the capital contribution receivable as well as funding opportunities from third parties, including venture capitalists. Our current cash on hand is not sufficient to meet ongoing operating expenses and there can be no assurances that financing in the amount and on terms acceptable to us will be available within the time frame required.

Revenues

For the nine months ended March 31, 2000 and the one-year ended June 30, 1999, our revenues consisted of non-refundable payments received in connection with a licensing agreement. The licensing agreement was subsequently cancelled, and the full amount of the payments received was recognized as income.

ITEM 7.  Financial Statements.

         This information is contained on pages F-1 through F-7 hereof.


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

         Notes to Consolidated Financial Statements, for the nine-months ended
         March 31, 2000, the year ended June 30, 1999 and the cumulative period
         from August 2, 1995 through March 31, 2000                               F-5 - F-7



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


----------------------------------------------------------------------------------------------------
         Name           Age                                        Position
----------------------------------------------------------------------------------------------------
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


      (1) Bradley Grieco resigned from our Board of Directors on June 15, 2000.

dee dee Molnick became our President and Chairwoman on February 10, 2000. From its inception in August 1995 until February 2000 she was President and Director of HGN. Ms. Molnick, an internationally recognized expert on Internet Gaming has provided information to various governmental authorities around the world regarding Internet gaming. In addition, Ms. Molnick is a regular columnist in various gaming publications, including Indian Gaming and Casino International. Molnick studied civil engineering at the Howard Hughes College of Engineering, at University of Nevada Las Vegas. Ms. Molnick is the daughter of Melvin Molnick and Suzanne Molnick, and the wife of Chris Almida.

Chris Almida became our Vice President and Director on February 10, 2000. From 1995 until Feburary 10, 2000, he was Vice President and Director of HGN. Mr. Almida served in the United States Army from 1989 to 1993. Mr. Almida entered the world of Information Technology while enlisted in the U.S. Army, where he assisted in the implementation of the Unit Level Logistic System. Mr. Almida specializes in new and emerging Internet and wireless technologies to ensure that our products and technology is this ever-changing arena. Mr. Almida is the husband of dee dee Molnick.

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

                                                 Annual Compensation                      Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------
                                                                                       Awards           Payouts
                                                                                     ----------      ------------
                                                                                     Securities
         Name and                                                 Other Annual       Underlying        All Other
    Principal Position       Year      Salary        Bonus        Compensation(1)     Options        Compensation
-----------------------------------------------------------------------------------------------------------------------
                                        ($)           ($)              ($)               (#)              ($)

dee dee Molnick               2000         14,571           -                 2,160             -                    -
Chairwoman and President

Chris Almida                  2000         14,571           -                     -             -                    -
Vice President

Melvin Molnick                2000         14,571           -                 2,160             -                    -
Secretary and Treasurer

Michael J. Mehr               2000          1,995           -                     -             -                    -
Chief Accounting Officer

August Masciotra              2000         14,571(2)        -                     -             -                    -
President, Home Gambling
Network, Inc.
-----------------------------------------------------------------------------------------------------------------------


     (1) Other Annual Compensation in the above tables represents benefits attributable to our payments for the lease of a car.
     (2)    August Masciotra resigned from the Company on April 25, 2000.

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

Directors and executive officers as a group:


                 Name and Address                   Amount and Nature of Beneficial     Percent of
               Beneficial Owners(1)                            Ownership                 Class(2)
               --------------------                 -------------------------------     ----------
Melvin Molnick (3)(4)(7)                                         18,240,000                60.80%

Suzanne Molnick (3)(4)(7)                                        18,240,000                60.80%

dee dee Molnick (5)(6)                                            3,840,000                12.80%

Chris Almida (5)(6)                                               3,840,000                12.80%

Jesse Molnick                                                     1,920,000                 6.40%

Trust for Michael Molnick (3)(4)(7)                               1,920,000                 6.40%

Bradley A. Grieco (8)                                                46,000                 0.15%

H. Yale Gutnick                                                           0                 0.00%

Philip J. Anderson                                                        0                 0.00%

Shares of all directors, executive
Officers, and key employees
as a group (6 persons)                                           22,126,000                73.75%


     (1) Unless otherwise noted in a footnote, the mailing address is 5392 S. Eastern Avenue, Building A-North, Las Vegas, Nevada 89119

     (2)  Based on 30,130,000 shares outstanding as of July 10, 2000

     (3) Of these 18,240,000 shares, 2,160,000 shares are owned by Mr. Molnick's wife Suzanne of which he disclaims any beneficial ownership and 1,920,000 shares are held in a trust for the benefit of Mr. Molnick's minor child, Michael Molnick. Mr. Molnick is a co-trustee of the trust for Michael Molnick.

     (4) Of these 18,240,000 shares, 2,160,000 shares are owned by Mrs. Molnick's husband Melvin of which she disclaims any beneficial ownership and 1,920,000 shares are held in a trust for the benefit of Mrs. Molnick's minor child, Michael Molnick. Mrs. Molnick is a co-trustee of the trust for Michael Molnick.

     (5) Of these 3,840,000 shares, Ms. Molnick disclaims any beneficial ownership of the 1,920,000 shares owed by her husband.

    (6) Of these 3,840,000 shares, Mr. Almida disclaims any beneficial ownership of the 1,920,000 shares owed by his wife.

    (7) These shares are held in trust for the benefit of Michael Molnick, a minor. The parents of Michael Molnick, Melvin and Suzanne Molnick are co-trustees.

    (8) The mailing address for Mr. Grieco is 5361 S. Pecos Road, Las Vegas, Nevada 89120.

ITEM 12. Certain Relationships and Related Transactions:

         To date, our main source of funding has been made by advances, in the form of promissory notes, from certain of our shareholders, including members of the Molnick family. Generally, the notes earn interest ranging from six to eight percent (6-8%). The notes from the Molnick family aggregated approximately $111,500 including interest and we repaid these notes by March 31, 2000. We believe that these loans were on marketable terms.

         As part of the HGN merger, a minority shareholder of PCG agreed informally to make a capital contribution to our company of $3.1 million. However, because of substantial uncertainty as to this arrangement, no accounting recognition was given to this transaction until an understanding was reached in August 2000 between this shareholder and us. As of August 15, 2000, the balance under this $3.1 million capital contribution note was approximately $2.0 million.

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

10.1 Form of Licensing Agreement (filed as Exhibit 10.1 to the Form 10-K filed with the Commission on July 14, 2000 and hereby incorporated by referenced).

10.2 Assignment of Patent, Trademarks and Intellectual Property between Home Gambling Network, Inc. and Melvin Molnick dated October 22, 1998 (filed as Exhibit 10.1 to the Form 10-K filed with the Commission on July 14, 2000 and hereby incorporated by referenced).

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

                                            I2CORP.COM



Dated:  August 21, 2000             By:     /s/ dee dee Molnick
                                            -------------------
                                                dee dee Molnick
                                                Chairwoman and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature         Title                             Date


/s/ Chris P. Almida        Chris P. Almida                   August 21, 2000
-------------------        Vice President and Director

/s/ Melvin Molnick         Melvin Molnick                    August 21, 2000
------------------         Secretary & Treasurer
                           (Principal Accounting Officer)

/s/ H. Yale Gutnick        H. Yale Gutnick                   August 21, 2000
-------------------        Director

/s/ Philip J. Anderson     Philip J. Anderson                August 21, 2000
----------------------     Director

/s/ Suzanne Molnick        Suzanne Molnick                   August 21, 2000
-------------------        Director

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

As discussed in Note 4 to the financial statements, certain account balances in the stockholders' equity section of the Company's balance sheet have been retroactively restated with respect to the accounting for a reverse acquisition effected in February 2000.

In our opinion, the accompanying consolidated financial statements of i2corp.com and its subsidiary, as restated with respect to the balance sheet, present fairly, in all material respects, its financial position as of March 31, 2000, and the results of its development stage operations and cash flows for the periods presented, in conformity with generally accepted accounting principles.

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

(Acct's Name to Come)

May 19, 2000, except for Note 4, as to which the date is August 9, 2000

I2CORP.COM AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET


MARCH 31, 2000
---------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
      Cash                                                                         $ 113,634
      Other assets                                                                    15,023
                                                                            -----------------
                                                                                     128,657

FURNITURE, FIXTURES, AND EQUIPMENT, NET                                               75,856

PATENT                                                                                83,032
                                                                            -----------------
                                                                                   $ 287,545
                                                                            =================


LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY


CURRENT LIABILITIES:
      Note payable                                                                 $ 500,000
      Accrued expenses and other                                                      53,220
      Accounts payable                                                                42,397
                                                                            -----------------
                                                                                     595,617
                                                                            -----------------

STOCKHOLDERS' EQUITY DEFICIENCY (RESTATED - NOTE 4):
      Common stock, 50,000,000 shares authorized, 30,000,000
           issued and outstanding, $.001 par value                                    30,000
      Additional paid-in-capital                                                   3,071,000
      Less capital contribution receivable                                        (3,100,000)
      Deficit accumulated in the development stage                                  (309,072)
                                                                            -----------------
                                                                                    (308,072)
                                                                            -----------------
                                                                                   $ 287,545
                                                                            =================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

I2CORP.COM AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF DEVELOPMENT STAGE OPERATIONS AND DEFICIT

FOR THE NINE-MONTHS ENDED MARCH 31, 2000, THE YEAR ENDED
      JUNE 30, 1999, AND THE CUMULATIVE PERIOD FROM AUGUST 2, 1995, THROUGH MARCH 31, 2000

-----------------------------------------------------------------------------------------------------------------------
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
                                                     =====================   ===================  =====================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

I2CORP.COM AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED MARCH 31, 2000, THE YEAR ENDED
      JUNE 30, 1999, AND THE CUMULATIVE PERIOD FROM AUGUST 2, 1995, THROUGH MARCH 31, 2000

------------------------------------------------------------------------------------------------------------------------------

                                                                NINE-MONTHS                                AUGUST 2, 1995,
                                                                   ENDED               YEAR ENDED              THROUGH
                                                               MARCH 31, 2000        JUNE 30, 1999         MARCH 31, 2000
                                                             --------------------  -------------------  ----------------------
OPERATING ACTIVITIES:
      Net cash provided by (used in) operating activities             $ (179,519)             $ 7,406              $ (167,886)
                                                             --------------------  -------------------  ----------------------

INVESTING ACTIVITIES:
      Purchases of furniture, fixtures and equipment                     (74,516)                                     (74,516)
      Patent costs                                                       (30,329)                                     (30,329)
                                                             --------------------                       ----------------------
                                                                        (104,845)                                    (104,845)
                                                             --------------------                       ----------------------

FINANCING ACTIVITIES:
      Repayments to shareholders                                        (110,408)                                    (114,635)
      Proceeds from note payable                                         500,000                                      500,000
      Proceeds from shareholder loan                                                            1,000                   1,000
                                                             --------------------  -------------------  ----------------------
      Net cash provided by financing activities                          389,592                1,000                 386,365
                                                             --------------------  -------------------  ----------------------
NET INCREASE IN CASH                                                     105,228                8,406                 113,634
CASH, BEGINNING                                                            8,406
                                                             --------------------  -------------------  ----------------------
CASH, ENDING                                                           $ 113,634              $ 8,406               $ 113,634
                                                             ====================  ===================  ======================



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

PCG engaged in no business activity for a number of years prior to the transaction described in the preceding paragraph. Therefore, the Company has, in substance, been in the development stage since the inception of HGN, August 2, 1995.

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

USE OF ESTIMATES. Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures, some of which may require revision in future periods.

2.       COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES. The Company is lessee under noncancelable operating lease agreements for automobiles and office space. The Company's minimum future lease under noncancelable operating leases are $63,523 and $16,963 for 2001 and 2002 respectively. The Company incurred rent expense under these leases of $8,161 during the periods ended March 31, 2000, and none in prior periods.

GOING CONCERN. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As of March 31, 2000, the Company has accumulated a stockholders' euity deficiency of $309,072 and a working capital deficiency of $466,960. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is management's plan to finance its operations for the foreseeable future primarily with proceeds from the capital contribution receivable from a minority shareholder (Note 4) and to explore other financing options in the investment community. Management is also in the process of negotiating licensing agreements that, if consummated, would generate operating revenues. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

I2CORP.COM AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

NINE-MONTHS ENDED MARCH 31, 2000, YEAR ENDED JUNE 30, 1999
     AND FOR THE CUMULATIVE PERIOD FROM AUGUST 2, 1995
     THROUGH MARCH 31, 2000
-------------------------------------------------------------------------------


2.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

4.       CAPITALIZATION AND RELATED PARTY TRANSACTIONS:

The initial capitalization of HGN was $1,000 and was made in the form of stockholder advances in payment of HGN's expenses (Note 6). In giving retroactive effect to the reverse acquisition, the Company was recapitalized in 2000 with 30,000,000 shares of $.001 common stock, requiring the $1,000 to be eliminated in consolidation and $30,000 to be assigned to common stock.

The Company's only significant sources of financing has been a 6% loan in the amount of $500,000 made by a minority stockholder (whose son was a director of the Company at the time the loan was made), due July 2000, and advances made on its behalf by its principal stockholders, which have earned interest at 8% and were due on demand until repaid in the period ended March 31, 2000. Interest charged to operations on these obligations totaled $4,623, $4,765, and $11,949 for 2000, 1999, and the cumulative period presented, respectively.

In connection with, and as an incentive for HGN to enter into, the reverse acquisition, the minority stockholder (then of PCG) agreed informally to make a capital contribution to the Company of $3.1 million. However, because of substantial uncertainty as to its realizability, no accounting recognition was given thereto in the Company's previously issued financial statements until this understanding was formalized in August 2000. The accompanying balance sheet has been retroactively restated to give effect to the formalization of this understanding by recording the capital contribution receivable as a reduction of stockholders' equity as of the date of the original transaction. This restatement has had no effect on the statements of operations and cash flows. The receivable may be paid off in whole or in part at any time without premium or discount. Subsequent to March 31, 2000, $650,000 was received in cash, and the $500,000 note payable to the minority stockholder was applied against this obligation.

The Company's officer/stockholders have provided their services to the Company, during substantially all of the development stage periods presented, without compensation.

5.   FINANCIAL INSTRUMENTS:

The carrying amounts of financial instruments approximates their fair value because of their short maturities or because the debt bears fixed rates that approximate current rates available on similar borrowings.

I2CORP.COM AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE-MONTHS ENDED MARCH 31, 2000, YEAR ENDED JUNE 30, 1999
     AND FOR THE CUMULATIVE PERIOD FROM AUGUST 2, 1995
     THROUGH MARCH 31, 2000
-------------------------------------------------------------------------------


6. SUPPLEMENTAL CASH FLOW INFORMATION:

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

                     Nine-months     Year-ended    August 2, 1995,
                        ended         June 30,       through
                    March 31, 2000      1999        March 31, 2000
                     ------------    ----------     ------------
Net loss              $ (228,782)    $ (75,055)      $ (309,072)
Increase in other
assets                   (15,023)                       (15,023)
Depreciation               7,592         4,774           14,934
Expenses paid by
officer/ stockholders                   34,500           38,832
Increases in:
 Accounts payable          3,973        38,423           42,396
 Accrued expenses         52,721         4,764           60,047
                     ------------    ----------     ------------
                      $ (179,519)    $   7,406       $ (167,886)
                     ============    ==========     ============

NON-CASH INVESTING AND FINANCING ACTIVITIES: Advances made as direct payments by the stockholders on behalf of the Company for patent costs, other assets purchases, and selling, general and administrative expenses totaled $103,040, and $106,808, in 1999 and the cumulative period presented, respectively. Previoulsly, $1,000 of such payments was credited as common stock in connection with HGN's initial capitalization.