Form 10QSB/A
period 2000-06-30
I2CORP COM
filed 2000-08-30
CIK 1096025

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-QSB/A

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-27603

                            ------------------------

                                   i2corp.com

             (Exact name of registrant as specified in its charter)

               NEVADA                                      84-1423373
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

      5392 S. EASTERN AVENUE, BUILDING A - NORTH, LAS VEGAS, NEVADA 89119
              (Address of principal executive offices (zip code))

                                 (702) 564-2240
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

CLASS                                                  OUTSTANDING AT JUNE 30, 2000
-----                                                  ----------------------------
Common Stock, par value $0.001.......................           30,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Condensed Consolidated Balance Sheet--June 30 and March 31,
  2000......................................................    F-1

Condensed Consolidated Statements of Development Stage
  Operations and Deficit for the three months ended June 30,
  2000 and 1999, and the cumulative period from August 5,
  1995 through June 30, 2000................................    F-2

Condensed Consolidated Statements of Cash Flows for the
  three months ended June 30, 2000 and 1999, and the
  cumulative period from August 5, 1995 through June 30,
  2000......................................................    F-3

Notes to the Condensed Consolidated Financial Statements....    F-4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    This Amendment to our Form 10-QSB is being filed to correct the Condensed Consolidated Statements of Development Stage Operations and Deficit filed on our Form 10-QSB on August 18, 2000. The revision was to correct the net loss per common share price for the three months ended June 30, 1999 and the cumulative period from August 5, 1995 through June 30, 2000 and to include the weighted average number of shares outstanding for all periods presented.

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

                           PART II--OTHER INFORMATION

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

                                                       i2corp.com

                                                       By:             /s/ DEE DEE MOLNICK
                                                            -----------------------------------------
                                                                         dee dee Molnick
                                                                            PRESIDENT

Dated: August 30, 2000

                           I2CORP.COM AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30      MARCH 31
                                                              -----------   -----------
                                                              (UNAUDITED)
                                        ASSETS

CURRENT ASSETS:
  Cash......................................................  $   126,085   $   113,634
  Due from shareholders.....................................       70,587
  Capital contribution receivable...........................      200,000
  Other assets..............................................       25,730        15,023
                                                              -----------   -----------
                                                                  422,402       128,657

FURNITURE, FIXTURES, AND EQUIPMENT, NET.....................       90,898        75,856

PATENT......................................................       86,370        83,032
                                                              -----------   -----------
                                                              $   599,670   $   287,545
                                                              ===========   ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accrued expenses and other................................  $    17,606   $    53,220
  Accounts payable..........................................       85,746        42,397
  Note payable..............................................                    500,000
                                                              -----------   -----------
                                                                  103,352       595,617
                                                              -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, 50,000,000 shares authorized, 30,000,000 and
    outstanding, $.001 par value............................       30,000        30,000
  Additional paid-in-capital................................    3,071,000     3,071,000
  Less capital contribution receivable......................   (1,950,000)   (3,100,000)
  Deficit accumulated in the development stage..............     (654,682)     (309,072)
                                                              -----------   -----------
                                                                  496,318      (308,072)
                                                              -----------   -----------
                                                              $   599,670   $   287,545
                                                              ===========   ===========

           See notes to condensed consolidated financial statements.

                           I2CORP.COM AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF DEVELOPMENT
                          STAGE OPERATIONS AND DEFICIT
           FOR THE THREE-MONTHS ENDED JUNE 30, 2000 AND 1999, AND THE
          CUMULATIVE PERIOD FROM AUGUST 5, 1995, THROUGH JUNE 30, 2000
                                  (UNAUDITED)

                                                        THREE-MONTHS ENDED JUNE 30,   AUGUST 5, 1995,
                                                        ---------------------------       THROUGH
                                                            2000           1999        JUNE 30, 2000
                                                        ------------   ------------   ---------------
Selling, general and administrative expenses..........  $   338,327    $    30,602      $   643,445
Interest expense......................................        8,284          1,574           25,907
Less revenue..........................................       (1,000)        (7,500)         (14,670)
                                                        -----------    -----------      -----------
NET LOSS..............................................      345,611         24,676          654,682
DEFICIT ACCUMULATED IN THE DEVELOPMENT STAGE:
  Beginning of period.................................      309,071         55,867
                                                        -----------    -----------      -----------
  End of period.......................................  $   654,682    $    80,543      $   654,682
                                                        ===========    ===========      ===========
  Net loss per common share...........................  $     0.012    $     0.001      $     0.025
                                                        ===========    ===========      ===========
  Weighted average number of shares outstanding.......   30,000,000     29,550,000       26,714,429

           See notes to condensed consolidated financial statements.

                           I2CORP.COM AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE-MONTHS ENDED JUNE 30, 2000 AND 1999, AND THE
          CUMULATIVE PERIOD FROM AUGUST 5, 1995, THROUGH JUNE 30, 2000
                                  (UNAUDITED)

                                                                                     AUGUST 5, 1995,
                                                                                         THROUGH
                                                                2000        1999      JUNE 30, 2000
                                                              ---------   --------   ---------------
OPERATING ACTIVITIES:
  Net cash provided by (used in) operating activities.......  $(413,635)   $7,406       $(581,521)
                                                              ---------    ------       ---------
INVESTING ACTIVITIES:
  Purchases of furniture, fixtures, and equipment...........    (20,576)                  (95,092)
  Payments of patent costs..................................     (3,338)                  (33,667)
                                                              ---------                 ---------
                                                                (23,914)                 (128,759)
                                                              ---------                 ---------
FINANCING ACTIVITIES:
  Receipt of captial contribution receivable................    450,000                   450,000
  Proceeds from notes payable...............................                              500,000
  Proceeds from shareholder advances........................                1,000           1,000
  Repayments to shareholders................................                             (114,635)
                                                              ---------    ------       ---------
  Net cash provided by financing activities.................    450,000     1,000         836,365
                                                              ---------    ------       ---------
NET INCREASE IN CASH........................................     12,451     8,406         126,085
CASH, BEGINNING.............................................    113,634
                                                              ---------    ------       ---------
CASH, ENDING................................................  $ 126,085    $8,406       $ 126,085
                                                              =========    ======       =========

           See notes to condensed consolidated financial statements.

                          I2CORP.COM AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ACCOUNTING POLICIES.

    The interim condensed consolidated financial statements of i2corp.com and its subsidiaries, Home Gambling Network, Inc. (HGN), i2consult.com, and i2develop.com, (collectively, the Company) are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

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