Form 10QSB
period 2000-09-30
I2CORP COM
filed 2000-11-14
CIK 1096025

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2000

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
                                       to

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


                                 (702) 597-3331
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                             Outstanding at September 30, 2000
           -----                             ---------------------------------
Common Stock, par value $0.001                          30,000,000

Item 1.  Financial Statements

                                                                                       Page
                                                                                       ----
Condensed Consolidated Balance Sheets - September 30, 2000
and March 31, 2000                                                                      F-1

Condensed Consolidated Statements of Development Stage Operations and Deficit
for the three-month and six-month periods ended September 30, 2000 and 1999, and
the cumulative period, August 5, 1995 through September 30, 2000.                       F-2

Condensed Consolidated Statements of Cash Flows for the six-month periods ended
September 30, 2000 and 1999, and the cumulative period, August 5, 1995 through
September 30, 2000.                                                                     F-3

Notes to Condensed Consolidated Financial Statements                                    F-4


Item 2.  Plan of Operation

Recent Developments

         On November 8, 2000, deedee Molnick resigned as our President and we promoted Christopher P. Almida as our new President effective immediately and Jesse D. Molnick was appointed to Mr. Almida's former position of Vice President. deedee Molnick will remain Chief Executive Officer.

         On November 6, 2000, we entered into a Letter of Intent with an international entertainment organization located in Europe with a broad reach in the areas of gambling, traditional media and publishing. If executed, a definitive agreement will give this entity the ability to offer and license to European-based operators our method of wagering, including the wagering of live games and events to remote customers. There is no guarantee that we will ultimately execute a definitive agreement with this European entity.

General

         We have registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, we may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act), Form S-1, S-4 or on Form S-3 (provided that we have during the prior 12 month period timely filed all reports required under the Exchange Act), and our class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that we are in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

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


Development Stage Entity

         We are in the development stage, with immaterial revenues solely generated from licenses. As of September 30, 2000, we had cumulative net losses since inception of $1,049,569, and we expect to continue to incur substantial losses and negative cash flows at least through the current fiscal year ending March 31, 2001. We currently do not have any revenue generating licensing agreements executed and we expect that we will continue to incur substantial marketing, research and development expenses for further product enhancement and development activities which will cause us to incur additional losses in the near future.


Financing and Liquidity

         We expect cash flows from operating activities to begin during the current fiscal year. Factors that may contribute to this include the changing legislative climate and legal entrance into the Internet gambling market of gaming and wagering operators world-wide including those from the United States. Depending on the success of our efforts to execute revenue generating licensing agreements, our management believes that present working capital will need to be supplemented to support our operations over the next 12 months. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or shareholders), or from industry-available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to us, or at all.

         As of September 30, 2000, we have depleted most of our cash resources and do not possess the collateral to borrow from traditional lending sources. We are dependent on collections on the capital contribution receivable, the balance of which, as of September 30, 2000 was $1,913,196. We are currently seeking additional financing from various sources, including venture capitalists. Our current cash on hand is not sufficient to meet ongoing operating expenses, however, there can be no assurances that financing in the amount and on terms acceptable to us will be available within the time frame required.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no legal proceedings against us and we are unaware of any proceedings contemplated against us.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  (i) Press Release dated November 13, 2000.

         (b)      Reports on Form 8-K

         There were no reports of Form 8-K filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       I2CORP.COM


                                       By: /s/ Christopher P. Almida
                                          --------------------------
                                          Christopher P. Almida, President

Dated: November 13, 2000
i2CORP.COM AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, AND MARCH 31, 2000

----------------------------------------------------------------------------------------

                                                             September 30      March 31
                                                             ------------    -----------
                                                              (unaudited)
ASSETS

CURRENT ASSETS:
    Cash                                                      $    52,537    $   113,634
    Due from shareholders                                          81,303
    Capital contribution receivable                               125,000
    Other assets                                                   30,539         15,023
                                                              -----------    -----------
                                                                  289,379        128,657

FURNITURE, FIXTURES, AND EQUIPMENT, NET                            89,147         75,856

PATENT                                                             96,549         83,032
                                                              -----------    -----------
                                                              $   475,075    $   287,545
                                                              ===========    ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
    Accrued expenses and other                                $    23,307    $    53,220
    Accounts payable                                              188,533         42,397
    Note payable                                                                 500,000
                                                              -----------    -----------
                                                                  211,840        595,617
                                                              -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY):

    Common stock, 50,000,000 shares authorized,
         30,000,000 issued and outstanding, $.001 par value        30,000         30,000
    Additional paid-in-capital                                  3,071,000      3,071,000
    Less capital contribution receivable                       (1,788,196)    (3,100,000)
    Deficit accumulated in the development stage               (1,049,569)      (309,072)
                                                              -----------    -----------
                                                                  263,235       (308,072)
                                                              -----------    -----------

                                                              $   475,075    $   287,545
                                                              ===========    ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.                F-1
i2CORP.COM AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF DEVELOPMENT STAGE
  OPERATIONS AND DEFICIT

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED SEPTEMBER 30,
  2000 AND 1999, AND THE CUMULATIVE PERIOD, AUGUST 5, 1995, THROUGH SEPTEMBER 30, 2000

----------------------------------------------------------------------------------------------------------------------------
                                            (UNAUDITED)

                                                     THREE-MONTH PERIODS              SIX-MONTH PERIODS
                                                     ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                ----------------------------    ----------------------------     CUMULATIVE
                                                   2000             1999            2000            1999           PERIOD
                                                ------------    ------------    ------------    ------------    ------------
Selling, general and
    administrative expenses                     $    397,219    $     16,215    $    735,545    $     46,817    $  1,040,722

Interest expense                                                       1,862           8,284          3,436           25,849

Less revenue                                          (2,332)         (5,800)         (3,332)        (13,300)        (17,002)
                                                ------------    ------------    ------------    ------------    ------------

NET LOSS                                        $    394,887    $     12,277         740,497          36,953       1,049,569
                                                ============    ============


DEFICIT ACCUMULATED IN THE DEVELOPMENT STAGE:

    Beginning of period                                                              309,072          55,867
                                                                                ------------    ------------    ------------

    End of period                                                               $  1,049,569    $     92,820    $  1,049,569
                                                                                ============    ============    ============


NET LOSS PER COMMON SHARE                       $      0.013    $      0.000    $      0.025    $      0.001    $      0.039
                                                ============    ============    ============    ============    ============

Weighted average number of
shares outstanding                                30,000,000      29,981,522      30,000,000      29,965,847      26,877,731
                                                ============    ============    ============    ============    ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.                 F-2
i2CORP.COM AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIOD ENDED SEPTEMBER 30, 2000 and 1999, AND THE
    CUMULATIVE PERIOD,  AUGUST 5, 1995, THROUGH SEPTEMBER 30, 2000

---------------------------------------------------------------------------------------------------------------------
                        (UNAUDITED)

                                                        SIX-MONTH PERIOD ENDED
                                                              SEPTEMBER 30,
                                                        ----------------------     CUMULATIVE
                                                          2000          1999         PERIOD
                                                        ---------    ---------    -----------
OPERATING ACTIVITIES:

      Net cash used in operating activities             $(709,814)   $    (481)   $  (877,700)
                                                        ---------    ---------    -----------

INVESTING ACTIVITIES:

      Purchases of furniture, fixtures, and equipment     (24,570)                    (99,086)
      Payments of patent costs                            (13,517)                    (43,846)
                                                        ---------                 -----------
      Net cash used in investing activities               (38,087)                   (142,932)
                                                        ---------                 -----------

FINANCING ACTIVITIES:
      Receipt of captial contribution receivable          686,804                   1,186,804
      Proceeds from shareholder advances
                                                                         1,000          1,000
      Repayments to shareholders                                                     (114,635)
                                                        ---------    ---------    -----------

      Net cash provided by financing activities           686,804        1,000      1,073,169
                                                        ---------    ---------    -----------

NET INCREASE (DECREASE) IN CASH                           (61,097)         519         52,537
CASH, BEGINNING                                           113,634
                                                        ---------    ---------    -----------

CASH, ENDING                                            $  52,537    $     519    $    52,537
                                                        =========    =========    ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.                    F-3
i2CORP.COM AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED SEPTEMBER 30,
    2000 AND 1999 AND THE CUMULATIVE PERIOD FROM AUGUST 5, 1995,
    THROUGH SEPTEMBER 30, 2000
--------------------------------------------------------------------------------
                                   (UNAUDITED)


1. ACCOUNTING POLICIES.

The interim condensed consolidated financial statements of i2corp.com and its subsidiaries, Home Gambling Network, Inc. (HGN), i2consult.com, and i2develop.com (collectively, the Company), are unaudited. It is the opinion of the Company's management that all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim results have been reflected therein. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the financial statements and related notes that appear in the Company's Annual Report on Form 10-KSB/A for the period ended March 31, 2000. The balance sheet at March 31, 2000, was derived from the audited financial statements included in that report.

RECLASSIFICATIONS. Certain items in the cumulative financial statements have been reclassified to conform to the current period's presentation.


2. COMMITMENTS AND CONTINGENCIES:

GOING CONCERN. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. Its ability to do so is dependent on obtaining sufficient operating revenues or other cash inflows to continue its activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

OTHER. The Company has been presented with claims asserting that certain individuals and/or entities are entitled to an aggregate of approximately 750,000 shares of the Company's common stock. Based on the available evidence, these claims are inconsistent with the Company's records, and management believes they are invalid. There may be other similar claims asserted in the future. However, based, in part, upon the advice of counsel, management believes that such matters will not have a significant effect on the Company even if the Company would be required to issue some or all of the shares that are claimed by these individuals or entities, but there would be up to 2.5% dilution of interests of its stockholders, based on claims presently known.

In connection with, and as an incentive for HGN to enter into, a reverse acquisition in February 2000, the minority stockholder (then of PCG) agreed informally to make a capital contribution to the Company of $3.1 million. Subsequent to September 30, 2000, $125,000 was received in cash and, therefore, has been classified in the accompanying balance sheet as a current asset as of that date. The remaining receivable may be paid off in whole or in part at any time without premium or discount.


3. INCOME TAXES:

Because, as of September 30, 2000, the Company has engaged in extensive development stage activities and generated limited revenues over a period of five years, it has incurred substantial losses, and the potential income tax benefits of such losses have been effectively offset by a 100% valuation allowance and, therefore are not reflected in the accompanying financial statements.


4. SUBSEQUENT EVENT:

The Company adopted a stock option plan providing for qualified and non-qualified options for up to 3,000,000 shares to be awarded to employees, officers, directors, consultants and independent contractors. In October 2000, the Company also granted options under the plan for 102,000 shares, including 2,000 exercisable at $.85 per share immediately and the balance becoming exercisable at the same price periodically beginning April 2001 through April 2005.

                                  EXHIBIT LIST


Exhibit Number             Item
--------------             ----

27                         Financial Data Schedule

99.1                       Press Release dated November 13, 2000