Form 10QSB
period 2000-12-31
I2CORP COM
filed 2001-02-14
CIK 1096025

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
        (Mark One)

        [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                DECEMBER 31, 2000

                                       OR

         [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
                                      to
                        -------------    --------------

                        Commission file number 000-27603

                                   i2corp.com
             (Exact name of registrant as specified in its charter)

       NEVADA                                                   84-1423373
------------------------------                                ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

       5392 S. EASTERN AVENUE, BUILDING A - NORTH, LAS VEGAS, NEVADA 89119
       -------------------------------------------------------------------
               (Address of principal executive offices (zip code))

                                 (702) 597-3331
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    -------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             CLASS                            OUTSTANDING AT DECEMBER  31, 2000
-------------------------------               ----------------------------------
Common Stock, par value $0.001                            30,000,000

Item 1.  Financial Statements

                                                                                        PAGE
Condensed Consolidated Balance Sheets - December 31, 2000
and March 31, 2000                                                                      F-1

Condensed Consolidated Statements of Development Stage Operations and Deficit
for the three-month and nine-month periods ended December 31, 2000 and 1999,
and the cumulative period, August 5, 1995 through December 31, 2000.                    F-2


Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2000 and 1999, and the cumulative period, August 5, 1995
through December 31, 2000.                                                              F-3

Notes to Condensed Consolidated Financial Statements                                    F-4


Item 2.  Plan of Operation

Recent Developments

         On January 5, 2001, we entered into a multiyear License Agreement with Live2You Ltd. ("Live2You") and Constantine Gerou by which Live2You was granted an exclusive Master License by Home Gambling Network, Inc., our wholly owned subsidiary ("HGN") to use HGN's remote wagering patent in Europe. If all of the criteria set forth in this License Agreement are met upon issuance of HGN's patent in Europe, HGN could receive a minimum of $US 120 million in royalties under the License Agreement over the next 5 years. There is no guarantee regarding the timing or amount of revenues that may be generated though this Master License.

General

         We have registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, we may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act), Form SB-2, S-4 or on Form S-3 (provided that we have during the prior 12 month period timely filed all reports required under the Exchange Act), and our class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that we are in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

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


Development Stage Entity

         We are in the development stage, with immaterial revenues solely generated from licenses. As of December 31, 2000, we had cumulative net losses since inception of $1,297,838, and we expect to continue to incur substantial losses and negative cash flows at least through the current fiscal year ending March 31, 2001. We currently do not have any revenue generating licensing agreements executed and we expect that we will continue to incur substantial marketing, research and development expenses for further product enhancement and development activities which will cause us to incur additional losses in the near future.


Financing and Liquidity

         We expect cash flows from operating activities to begin during the following fiscal year. Factors that may contribute to this include the changing legislative climate and legal entrance into the Internet gambling market of gaming and wagering operators world-wide including those from the United States. Depending on the success of our efforts to execute revenue generating licensing agreements, our management believes that present working capital will need to be supplemented to support our operations over the next 12 months. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or shareholders), or from industry-available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of our business and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to us, or at all.

         As of December 31, 2000, we have depleted most of our cash resources and do not possess the collateral to borrow from traditional lending sources. We are dependent on collections on the capital contribution receivable, the balance of which, as of December 31, 2000 was $1,698,978. We are currently seeking additional financing from various sources, including venture capitalists. Our current cash on hand is not sufficient to meet ongoing operating expenses, however, there can be no assurances that financing in the amount and on terms acceptable to us will be available within the time frame required.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1 Press Release dated January 9, 2001.

         (b)      Reports on Form 8-K

                  There were no reports of Form 8-K filed by the Company during the quarter ended December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   I2CORP.COM


                                   By:  /s/ CHRISTOPHER P. ALMIDA
                                       -----------------------------------
                                        Christopher P. Almida, President

Dated: February 14, 2001
i2CORP.COM AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, AND MARCH 31, 2000

----------------------------------------------------------------------------------------------------------------------

                                                                                     December 31      March 31
                                                                                   --------------   ------------
                                                                                     (unaudited)
ASSETS
CURRENT ASSETS:
    Cash                                                                             $   25,721    $   113,634
    Due from shareholders                                                                98,256
    Capital contribution receivable                                                      26,155
    Other assets                                                                         25,522         15,023
                                                                                   -------------   ------------
                                                                                        175,654        128,657

FURNITURE, FIXTURES, AND EQUIPMENT, NET                                                  84,903         75,856

PATENT                                                                                   99,784         83,032
                                                                                   -------------   ------------

                                                                                     $  360,341    $   287,545
                                                                                   =============   ============




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
    Accrued expenses                                                                 $    7,184    $    53,220
    Accounts payable                                                                    218,045         42,397
    Note payable                                                                              -        500,000
                                                                                   -------------   ------------

                                                                                        225,229        595,617
                                                                                   -------------   ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):

    Common stock, 50,000,000 shares authorized,
         30,000,000 issued and outstanding, $.001 par value                              30,000         30,000
    Additional paid-in-capital                                                        3,075,773      3,071,000
    Less capital contribution receivable                                             (1,672,823)    (3,100,000)
    Deficit accumulated in the development stage                                     (1,297,838)      (309,072)
                                                                                   -------------   ------------

                                                                                        135,112       (308,072)
                                                                                   -------------   ------------

                                                                                      $ 360,341      $ 287,545
                                                                                   =============   ============





SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.               F-1
i2CORP.COM AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF DEVELOPMENT STAGE
    OPERATIONS AND DEFICIT

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED DECEMBER 31,
  2000 AND 1999, AND THE CUMULATIVE PERIOD, AUGUST 5, 1995, THROUGH DECEMBER 31, 2000

-----------------------------------------------------------------------------------------------------------------------------------
                       (UNAUDITED)

                                                          Three-month periods               Nine-month periods
                                                           ended December 31,                ended December 31,         Cumulative
                                                       ----------------------------   -----------------------------
                                                         2000             1999              2000               1999         period
                                                       ------------    ------------   -------------   --------------   -------------
Selling, general and

    administrative expenses                            $    249,998    $     56,021    $    985,543    $    102,838    $  1,290,720

Interest expense                                               --             2,856           8,284           6,292          25,849

Less revenue                                                 (1,729)           (160)         (5,061)        (13,460)        (18,731)
                                                       ------------    ------------    ------------    ------------    ------------

NET LOSS                                               $    248,269    $     58,717         988,766          95,670       1,297,838
                                                       ============    ============

DEFICIT ACCUMULATED IN THE DEVELOPMENT STAGE:

    Beginning of period                                                                   309,072          55,867
                                                                                       ------------    ------------    ------------

    End of period                                                                      $  1,297,838    $    151,537    $  1,297,838
                                                                                       ============    ============    ============


NET LOSS PER COMMON SHARE                              $      0.008    $      0.002    $      0.033    $      0.003    $      0.048
                                                       ============    ============    ============    ============    ============

Weighted average number of
shares outstanding                                       30,000,000      30,000,000      30,000,000      29,977,473      27,072,977
                                                       ============    ============    ============    ============    ============







SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.                  F-2
i2CORP.COM AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2000 and 1999, AND THE
    CUMULATIVE PERIOD,  AUGUST 5, 1995, THROUGH DECEMBER 31, 2000

-----------------------------------------------------------------------------------------------------------------------------------
                        (UNAUDITED)

                                                                               Nine-month period ended
                                                                                     December 31,                     Cumulative
                                                                           ------------------------------------
                                                                                 2000               1999               period
                                                                           -----------------  -----------------   -----------------
OPERATING ACTIVITIES:

      Net cash used in operating activities                                   $  (946,148)         $      (377)         $(1,114,034)
                                                                              -----------          -----------          -----------

INVESTING ACTIVITIES:

      Purchases of furniture, fixtures, and equipment                             (26,035)                                (100,551)
      Payments of patent costs                                                    (16,752)                                 (47,081)
                                                                              -----------                               -----------

      Net cash used in investing activities                                       (42,787)                                (147,632)
                                                                              -----------                               -----------

FINANCING ACTIVITIES:
      Proceeds of captial contribution receivable                                 901,022                                 1,401,022
      Shareholder advances                                                                               1,000                1,000
      Repayments to shareholders                                                                                          (114,635)
                                                                              -----------          -----------          -----------

      Net cash provided by financing activities                                   901,022                1,000            1,287,387
                                                                              -----------          -----------          -----------

NET INCREASE (DECREASE) IN CASH                                                   (87,913)                 623               25,721
CASH, BEGINNING                                                                   113,634
                                                                              -----------          -----------          -----------

CASH, ENDING                                                                  $    25,721          $       623          $    25,721
                                                                              ===========          ===========          ===========





SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.                F-3
i2CORP.COM AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED DECEMBER 31,
    2000 AND 1999 AND THE CUMULATIVE PERIOD FROM AUGUST 5, 1995,
    THROUGH DECEMBER 31, 2000
--------------------------------------------------------------------------------
                             (UNAUDITED)

1.       ACCOUNTING POLICIES.

The interim condensed consolidated financial statements of i2corp.com and its subsidiaries, Home Gambling Network, Inc. (HGN), i2consult.com, and i2develop.com (collectively, the Company), are unaudited. It is the opinion of the Company's management that all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim results have been reflected therein. Results for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the financial statements and related notes that appear in the Company's Annual Report on Form 10-KSB/A for the period ended March 31, 2000. The balance sheet at March 31, 2000, was derived from the audited financial statements included in that report.

RECLASSIFICATIONS. Certain items in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

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

It is management's plan to finance operations for the foreseeable future primarily with proceeds from the capital contribution receivable from a minority shareholder and to explore other financing options in the investment community. Management is also in the process of negotiating licensing agreements that, if consummated, would generate operating revenues. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

OTHER. The Company has been presented with claims asserting that certain individuals and/or entities are entitled to an aggregate of approximately 750,000 shares of the Company's common stock. These claims are inconsistent with the Company's records, and, based on the available evidence, management believes they are invalid. There may be other similar claims asserted in the future. However, management believes that such matters will not have a significant effect on the Company even if the Company would be required to issue some or all of the shares that are claimed by these individuals or entities, but based on claims presently known there would be up to 2.5% dilution of interests of its stockholders.

In connection with, and as an incentive for HGN to enter into a reverse acquisition in February 2000, the minority stockholder of the predecessor agreed to make a capital contribution to the Company of $3.1 million. Subsequent to December 31, 2000, $26,155 was received in cash and, therefore, has been classified in the accompanying balance sheet as a current asset as of that date. The remaining receivable may be paid off in whole or in part at any time without premium or discount. However, there is no due date.

3.       INCOME TAXES:

Because the Company has engaged in extensive development stage activities and generated only incidental revenues over a period of five years, it has incurred substantial losses, and the potential income tax benefits of such losses have been effectively offset by a 100% valuation allowance and, therefore, not reflected in the accompanying financial statements.

4.       STOCK OPTION PLAN:

In February 2000, the Company adopted a stock option plan providing for qualified and non-qualified options for up to 3,000,000 shares to be awarded to i2CORP.COM AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED DECEMBER 31,
    2000 AND 1999 AND THE CUMULATIVE PERIOD FROM AUGUST 5, 1995,
    THROUGH DECEMBER 31, 2000
--------------------------------------------------------------------------------
                             (UNAUDITED)

employees, officers, directors, consultants and independent contractors. In October 2000, the Company granted options under the plan for 102,000 shares, including 2,000 to non-employees exercisable at $.85 per share immediately and the balance becoming exercisable at the same price periodically beginning April 2001 through April 2005. The options expire in October 2010. As a result of options granted, employee compensation expense has been reflected in the three-month and nine-month periods ended December 31, 2000, of $3,900, based on the Black-Scholes option valuation model, discounted by 10% for restrictions that would be applicable to shares that are obtainable through their exercise. Options issued to non-employees (directors) were similarly valued and are not material. Outstanding options were not included in weighted average number of shares outstanding used for per share calculations, since the effect would be anti-dilutive.

                                  EXHIBIT LIST


EXHIBIT NUMBER             ITEM

99.1                       Press Release dated January 9, 2001