Form 10KSB
period 2001-03-31
I2CORP COM
filed 2001-06-29
CIK 1096025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2001

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-27603

I2CORP.COM (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1423373 (IRS Employer Identification No.)

5392 S. Eastern Avenue, Building A- North Las Vegas, Nevada (Address of principal executive offices)	89119 (Zip Code)

Issuer’s telephone number: (702) 597-3331

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer’s revenues for its most recent fiscal year were $6,942.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $5,665,000 based on the closing price of $.71 of the issuer’s Common Stock, par value $.001 share, as reported by Nasdaq OTC Bulletin Board on June 14, 2001.

On June 14, 2001, there were 30,501,000 shares of the issuer’s Common Stock outstanding.

Documents Incorporated by reference

Company’s report on Form S-8 dated March, 15, 2001: Part II

Transitional Small Business Disclosure Format: Yes [_] No [X]

Part I

ITEM 1. Description of Business

History of i2corp.com

We were originally incorporated in the state of Utah on November 7, 1985, under the name of International Hi-Tech Research Corporation (“Hi-Tech”). Hi-Tech was organized to manufacture and distribute small airplane parts. In October 1991, Hi-Tech acquired Standard Aero Parts, Inc., a California corporation. In December 1991, Hi-Tech merged into Standard Group International, Inc. a California corporation (“Standard California”) with Standard California as the surviving corporation. On June 30, 1996, Standard California rescinded the acquisition of Standard Aero Parts, Inc.

On July 21, 1997, Standard California’s wholly owned subsidiary, Standard Group International, Inc. was incorporated in the state of Nevada (“Standard Nevada”). Standard California merged with Standard Nevada on April 30, 1998, solely to change its domicile from California to Nevada. Standard Nevada changed its name to Entertainment 21, Inc. (“Entertainment”) on May 20, 1998. On November 18, 1998, Entertainment merged with PCG Media, Inc. with Entertainment being the surviving corporation. PCG Media, Inc. was an investment management company established to acquire and manage independent media and entertainment properties. Pursuant to the Articles of Merger, Entertainment changed its name to PCG Media, Inc. (“PCG”) on November 18, 1998. Subsequent to the merger, certain contracts failed to commence, and PCG ceased commercial operations shortly after the merger.

On February 10, 2000, Home Gambling Network, Inc., a Nevada Corporation (“HGN”), merged with PCG Sub, Inc., a Nevada corporation and a wholly owned subsidiary of PCG formed for the purpose of this merger, with HGN as the surviving corporation (“Reverse Acquisition”). Concurrent with the Reverse Acquisition, PCG changed its name to i2corp.com. In addition to HGN, we have two other wholly owned subsidiaries. Our other wholly owned subsidiaries are: (i) i2Consult.com, a Nevada corporation that will provide services to our licensees; and (ii) i2Develop.com, a Nevada corporation that will develop and market future technologies to licensees.

History of Home Gambling Network, Inc.

HGN was formed on August 2, 1995, for the purpose of managing, marketing and licensing US Patent 5,800,268, which details the method for wagering on live remote games and events utilizing electronic transactions (the “Patent”). The Patent was issued to Melvin Molnick, current President of HGN, on September 1, 1998. Mr. Molnick assigned his rights under the Patent to HGN on October 22, 1998.

Since formation, HGN has concentrated its resources on educating and informing the gambling industry, regulatory agencies and policy makers around the world about Remote Wagering™ and gambling. Such information has been focused on any and all electronic means and technologies such as, but not limited to TV, satellite and wireless gambling and our methods incorporating the Patent.

Description of The Patent

The Patent was issued September 1, 1998. It has been reciprocated in and was published in Europe in November 1999, allowing us full provisional patent protection until final approval and issuance, which is expected in late 2001 (the “European Patent”). The scope of the European Patent will include full protection in the United Kingdom, Austria, Germany, the Netherlands, as well as all other European countries, their territories and possessions. We also have corresponding patent applications pending in Australia and Canada.

Our Patent is comprised of three primary actions:

•	The gambling is live

•	The player is remote and physically away from the actual game or event

•	The winnings and losses are transacted electronically

Today, consumers identify Internet gambling as a manner in which to emulate casino-style games, otherwise known as virtual gambling. Our method of Remote Wagering™, on the other hand, requires the games and events to be actually live and in real time. Under our Patent, gamblers may wager with gaming and wagering entities worldwide that accept wagers on live games and events (to include, but not limited to, horse racing, soccer, bingo, or blackjack) from players’remote of the physical facility offering electronic transactions.

We will only license operators that are licensed in jurisdictions that are properly regulated by their respective governments. This criterion is in place in order to protect the credibility of our licensees among consumers and respective regulatory bodies.

Using our method, name-brand casinos will be able to recreate the gambling experience in their physical properties on-line. Casinos can create a broadcast facility with real table games staffed by actual dealers and croupiers. Sports betting facilities can accept remote wagers on live events from players not physically located at the casino, sports book or off-track betting (“OTB”) facility. The on-line player will participate remotely through the Internet (and/or any communication medium available to especially include wireless technologies), communicating with the dealer through a video camera using a keyboard or a through a computer-integrated microphone.

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

INDUSTRY ANALYSIS AND MARKETING APPROACH

Size and Growth Trends

The online gambling market is expanding at an unprecedented rate, with combined revenues from the US and Europe alone estimated by Datamonitor at $6.7 billion in 2001 and growing to an excess of $20.8 billion dollars by 2005. The global online gambling market is much bigger than that of the US and Europe alone. With markets like Australia, United Kingdom, the Caribbean islands and South America, it is very difficult to fully estimate the total actual dollars that are being wagered globally.

In the United States, some form of legalized gambling exists in 47 states (Hawaii, Tennessee, and Utah are the exceptions with Hawaii having discussed possible legalization in 2001). While Nevada was the first state to pass a bill legalizing online gambling, Oregon has already legislated a form of online sports wagering. The New Jersey Legislature is considering similar legislation that would allow it to compete in the Internet gambling realm.

Geographic Market Analysis

While North America accounts for 40% of the total number of active Internet users in the world at present, eMarketer forecasts that this share will fall to 25% by 2004. Internet users in both Europe and Asia Pacific are growing rapidly and will account for 39% and 27%, respectively, of the worldwide user total in 2004.

Active Internet Users (14+), by Region, 2000-2004 (as a % of global users)

Region	2000	2001	2002	2003	2004

North America	42.5%	37.3%	32.9%	28.8%	25.1%

Europe	30.5%	35.2%	38.3%	40.3%	39.8%

Asia Pacific	21.2%	20.8%	21.4%	23.2%	27.0%

Latin America	4.3%	5.0%	5.6%	6.0%	6.4%

Africa/Middle East	1.5%	1.7%	1.8%	1.8%	1.7%

Note: May not add up to 100% due to rounding. Source: eMarketer, 2001

SALES AND MARKETING

We use various methods to promote our product including field visits to potential customers, speaking engagements at industry functions, live product demonstrations, advertising in trade journals, participation in trade shows and a worldwide Internet presence. We are currently in the process of developing a “Proof of Concept” which will demonstrate a working implementation of the Patent. This has been done at the request of a licensed, US land-based operator, whom we are in discussion with, and will be utilized for negotiations, marketing, and regulatory lobbying.

Target Customers and Proposed Geographic Areas

We intend to market our Patent to name brand, land-based wagering entities, offshore Internet wagering entities, Native American Indian tribes and foreign governments. Our initial marketing areas will be in the following geographic target markets: United States, Canada, Europe, Australia, and then to the emerging geographic markets of Africa, South America, Central America and Russia.

Gambling Market Segments

Our major market segments are as follows:

•	Casino-style games

•	Horse and dog racing (pari-mutuel wagering)

•	Sports wagering

•	Lottery

Legal and Regulatory Environments

Internet gambling is capturing the attention of regulators, policy makers and consumers worldwide. Due to an exponential increase in customer demand, the main issues facing Internet gambling operators are regulation, taxation, consumer protection and fraud detection. No single country is able to monitor and control the growth of Internet gambling. The United States, for example, attempted to make it illegal for non-US sanctioned operators to accept wagers from US citizens, but this effort did not result in any laws or regulations. Despite the efforts of the Federal government, states such as Nevada and Oregon have legalized the implementation of Internet gambling regulations for US operators in their respective jurisdictions. Other countries, such as Australia, Norfolk Islands, UK, Holland, Gibraltar, Malta, Belize, Antigua, Curacao and Dominica have passed legislation that permits Internet gambling. These countries view Internet gambling as inevitable and therefore believe that they can best protect consumers through regulation. Other countries embrace Internet gambling as a form of tax revenues for their respective governments, the study notes.

According to Websense, there are over 31,000 Internet gambling sites, most operating out of the Caribbean and Central and South America. This represents an 80% annual increase. In the United States, nationally recognized, land-based casino operators (e.g. Harrah’s, MGM Mirage, Mandalay Resort Group) have directly entered the Internet gambling “play for fun” market. Name-brand casino operator Park Place Entertainment, Inc., owns interests in foreign-based casinos that in turn own and operate Internet gambling operations outside the US.

United States

The United States presents a unique set of issues that define the complexity associated with the next generation of Remote Wagering™. For example, segments of the Federal government have taken the position that Internet gambling violates the Wire Act and thus, Internet gambling is illegal. To date, the United States has focused enforcement efforts on US citizens who operate offshore wagering websites rather than on individuals that place bets on such websites.

A significant piece of federal legislation pending in the United States is the Goodlatte Bill (HR 3125), introduced in both 1999 and 2000 by Representative Bob Goodlatte (R-VA). The Goodlatte Bill attempts to stop unauthorized (non-US licensed) offshore Internet gambling operators by blocking various payment methods used for Internet gambling activities. However to date the bill has not been formally reintroduced for consideration in 2001. A number of US states have moved to prohibit Internet gambling, but several are permitting closed-loop Intranet gambling and carving out exemptions for state lotteries, horse and dog racing and other gambling activities currently legal in the respective state.

On June 14, 2001, Nevada became the first US state to authorize Interactive Casino Gambling (AB 466). The law is enabling legislation that defines criteria that needs to be met by the Nevada Gaming Control Commission prior to the adoption of regulation and the issuance of licenses. The law is also subject to clarification from the Federal Government regarding its applicability or lack of applicability under the Federal Wire Act. Previously the Untied States has interpreted the Federal Wire Act of 1961, as amended (the “Wire Act”) to prohibit Internet gaming. The Wire Act was originally created to assess penalties for the illegal transmission of wagers or wagering information using telephone lines between two parties (i.e., bookie and bookmaker). Recently, a federal court in Louisiana ruled that the Federal Wire Act does not apply to casino games, but only sports betting. This ruling is subject to appeal and may be the deciding factor as to the scope of the Federal Wire Act.

Indian tribes currently operate casinos and are now considering operating Internet gambling websites. Several Indian casinos offer casino-style games and lotteries on closed-loop Intranets. It is anticipated that Indian tribes in California will offer Internet gambling to California’s 34 million residents, as well as to the worldwide Internet audience. However, the State of California is currently considering legislation that will prohibit Internet gambling with exclusions for Indian tribes, the state lottery and any other currently legal gambling activity.

Canada

Canada has been trying to legalize Internet gambling, but to date has failed to enact legislation. Vancouver, for example, has become populated with US/Canadian operators that act as a “server farm” (facilities that are dedicated solely to housing web servers to conduct virtual casino games) for gambling sites. It is widely believed that Vancouver is quickly becoming the Internet gaming capital of the world. On another front, the Kahnawake Mohawk Nation has created Mohawk Internet Technologies, which is an Internet service provider (ISP) offering sovereign legal protection for Internet gambling companies. The tribe also operates an Internet gambling site. The outcome of this venture is unclear, especially due to the fact that the tribe offers its services to residents of the United States.

Europe

European sports book operators such as Ladbrokes, William Hill and Victor Chandler are leading the next wave of Remote Wagering™. To some degree, these companies are utilizing the Internet and wireless devices to facilitate wagering. Recently the Government of the UK changed its betting tax structure to lure the UK operators back from their offshore operations. This move has created a positive, regulated Internet gambling atmosphere in the UK and to date, most major operators have relocated to mainland England.

European casinos are evaluating broadcasting live, casino-style games on the Internet. European-based lottery operators, too, are moving their games to the Internet. Denmark, for example, operates a national lottery on the Internet that is only available in that country. Liechtenstein, however, operates an international lottery and sells tickets worldwide through its website.

Australia

Australia has legalized Internet gambling in a number of its states, including the Northern Territory, Australian Capital Territory, Tasmania and Queensland. The Australian government has overseen and participated in the development of the jurisdiction regulations and licensing process. Name-brand land-based Australian wagering entities such as Tattersalls, Crown and Lasseters have obtained licenses that are specifically related to the ability to conduct Internet gaming. Australia is a US$1.2 billion gaming market with more than 90 percent of Australians over the age of 18 having participated in some form of legalized wagering. However, in early 2000 the Australian Federal Government instituted a 12-month moratorium on Internet gambling in Australia. This moratorium halted operations for many licensees and forced prospective licensees to begin to look elsewhere for a favorable operating environment. Recently, the Federal Government has introduced legislation entitled “Interactive Gambling Act 2001” that will ban Internet gambling in Australia except for sports wagering and state lotteries.

Emerging Markets

South Africa has legalized land-based and Internet gambling in some jurisdictions, a move designed to generate “export” revenues from state-run wagering entities as well as to collect tax revenues. In Central America, such countries as Belize, Guatemala and Costa Rica are welcoming both conventional and Internet gambling operators. South America, too, is opening its borders to gaming operators, especially in Argentina and Brazil.

TECHNOLOGY

The technology required to benefit from our method of wagering is virtually accessible to any person or marketplace. Millions of consumers use or have access to high-speed data and voice communications, satellite and cable television, or wireless devices. These types of communication tools are needed for broadcasting live games and events. According to eMarketer’s April 2001 Broadband Report there are over 22.8 million households worldwide with broadband access in 2001. It is estimated that that number will increase to 93.6 million households worldwide by 2004.

Continued consumer acceptance of e-commerce is another technological trend that will support our method of wagering utilizing electronic transactions. ActivMedia Research predicts that electronic transactions will increase to $5.7 billion in 2001, up from $500 million in 2000, with 90 percent of these online transactions completed by using credit cards. Bear Stearns recently reported, in their March 2001 E-Gaming Revisited report, that consumers are becoming more confident about making electronic (Web) transactions as they become more familiar with using the Internet. The report also confirmed that the pari-mutuel industry is becoming increasingly dependent upon electronic transactions, as 80 percent of their business is derived remote of the track (offsite). Due to the remote nature of this industry, i2corp.com’s management believes that this will be a key growth sector under the HGN method Patent.

BARRIERS TO ENTRY

The barrier to entry to operate an on-line wagering entity is low. The cost of establishing an Internet casino is a fraction of the cost to develop a traditional brick and mortar casino. Presently, the market is in a state of flux with small-cap, first-to-market companies facing increased competition from traditional name-brand operators. Through our Patent, we maintain a legal barrier to entry in this industry, because we are the only entity that can issue a license for our method of wagering. In addition, we require that a potential customer be licensed in a regulated jurisdiction before that entity can utilize our method of gambling. This strategy has insured us the opportunity to license our product in highly regulated jurisdictions such as Nevada. Licensees must also pay an up-front licensing fee and an ongoing royalty during the term of the license. We expect to continue incurring legal fees to assert our rights under the Patent worldwide.

LICENSE AGREEMENTS

On May 23, 2000, we entered into a one-year license agreement with CompuRace Inc. (“CompuRace”). In May, 2001, the license agreement expired and the option to renew was not granted.

On January 9, 2001, a master license agreement for the territory covered by the pending European Patent was issued to Live2You, Ltd. of Gibraltar. The license is an exclusive, five-year agreement covering all forms of gambling, except for bingo. If all the criteria set forth in this agreement are met, we could receive $120 million or more in royalties over the term of the agreement.

EMPLOYEES

As of June 14, 2001, we had 6 full-time employees engaged in management and administration. We also periodically engage consultants to assist it in various activities. We believe that our employee relations are good.

ITEM 2. Description of Property.

On March 15, 2000, we entered into a two (2) year lease for approximately 3,200 square feet of office space in Las Vegas, Nevada. The current monthly lease payment for this facility is $4,000 and the lease provides for certain annual rent adjustments. For the fiscal year ending March 31, 2002, lease payments for this facility are expected to be $44,000. We also lease, on a month-to-month basis, off-site facilities in Henderson, Nevada for storage. We do not own any real estate.

ITEM 3. Legal Proceedings.

We are not currently involved in any legal proceedings, the outcome of which, in the view of management, would materially affect our operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to a vote of security holders during the fiscal year ended March 31, 2001.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

On February 18, 2000, i2corp.com’s common stock began trading on the NASDAQ OTC Bulletin Board under the symbol ITOO. From November 19, 1998 to February 17, 2000 the common stock traded on the NASDAQ OTC Bulletin Board under the symbol PCGM. From June 8, 1998 to November 18, 1998 the common stock traded on the NASDAQ OTC Bulletin Board under the symbol ENTM.

The following table sets forth the high and low bid prices per share of our Common Stock for the quarters indicated. These prices represent inter-dealer prices, without adjustment for retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	HIGH	LOW
YEAR ENDED MARCH 31, 2001
Three months ended-—
June 30, 2000	$4.3750	$1.3125
September 30, 2000	2.5000	1.1250
December 31, 2000	1.3438	0.1562
March 31, 2001	0.4062	0.1250
YEAR ENDED MARCH 31, 2000
Three months ended—
September 30, 1999	$2.7500	$2.7500
December 31, 1999	5.0000	1.5000
March 31, 2000	5.8750	2.0000

As of June 14, 2001, we had approximately 1,100 stockholders of record, excluding objecting beneficial owners whose shares are held in street name by brokerage firms and other nominees who hold shares for multiple investors.

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

The Company has been presented with claims asserting that certain individuals and/or entities are entitled to an aggregate of approximately 750,000 shares of the Company’s common stock. Based on the available evidence, management believes these claims are inconsistent with the Company’s records and invalid. There may be other similar claims asserted in the future. However, based, in part, upon the advice of counsel, management believes that such matters will not have a significant effect on the Company. In the unlikely event the Company would be required to issue some or all of the shares that are claimed by these individuals or entities, there would be up to 2.5% dilution of interests of its stockholders, based on claims presently known.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements

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

Development Stage Entity

Revenues

We are in the development stage, with limited incidental revenues. We currently do not have any active revenue-generating licensing agreements executed. For the years ended March 31, 2001 and 2000, our revenues consisted of non-refundable payments received in connection with cancelled or expired licensing agreements and miscellaneous income.

Expenses

We expect that we will continue to incur substantial marketing expenses for further product position that will cause us to incur additional losses in the near future. Salaries, professional fees and occupancy costs will continue to contribute to our substantial losses.

Loss

As of March 31, 2001, we had cumulative net losses since inception of $1,663,912, and we expect to continue to incur substantial losses and negative cash flow at least through fiscal year ending March 31, 2002.

Cash Flow

In connection with, and as an incentive for HGN to enter into, the Reverse Acquisition with PCG, a minority stockholder (then of PCG) agreed informally to make a capital contribution to the Company originally in the amount of $3.1 million. As of March 31, 2001, approximately $1.4 million has been received, leaving a receivable balance of approximately $1.7 million (“Capital Contribution Receivable”). Subsequent to March 31, 2001, $103,250 was received in cash and, therefore, has been classified in the accompanying balance sheet as a current asset as of that date. The remaining receivable may be paid off in whole or in part at any time without premium or discount. However, there is no due date.

We expect cash flows from operating activities to begin during the fiscal year ending March 31, 2002. Factors that may contribute to this include the changing legislative climate and legal entrance into the Internet gambling market of gaming and wagering operators. Our current cash on hand is not sufficient to meet ongoing operating expenses and we are currently dependent on collections on the Capital Contribution Receivable. Depending on the success of our efforts to execute revenue-generating licensing agreements, our management believes that present working capital will need to be supplemented to support our operations over the next 12 months. Additional working capital may be sought through additional debt or equity private placements, additional financing from banks or officers, directors or shareholders, or from industry-available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Though we are optimistic that we will obtain the necessary financing, there can be no assurances that financing in the amount and on terms acceptable to us will be available within the time frame required.

Liquidity

Net cash used in operating activities in the year ended March 31, 2001 amounted to $989,319 compared to $179,519 in the nine months ended March 31, 2000. The increased use of cash is mainly attributable to a full year of increased levels of marketing, general and administrative expenses. Net cash used in investing activities amounted to $50,091 in the year ended March 31, 2001 compared to $104,845 in the ninen months ended March 31, 2000. This decrease in use of cash is primarily due to a decrease in furniture and equipment purchases. Financing activities generated net cash of $927,124 in the year ended March 31, 2001 compared with $389,592 in the nine months ended March 31, 2000, with the increase attributable to the increased collections on the Capital Contribution Receivable. At March 31, 2001 the Company had cash of $1,418 and current Capital Contribution Receivable of $103,250 for total liquid assets of $104,668. Accounts payable and accrued liabilities at March 31, 2001 amounted to $392,426.

Subsequent Events

In February 2001, the Company entered into a short term management consulting agreement. In exchange for the contracted services, the Company issued options to purchase 2,500,000 shares of newly issued common stock, exercisable at $.12 per share. These options expire in February 2004. The shares underlying these options were registered on Form S-8 filed with the Securities and Exchange Commission on March 25, 2001. As of June 14, 2001, 501,000 options had been exercised, generating approximately $60,000 of cash flow.

ITEM 7. Financial Statements.

This information is contained on pages F-1 through F-9 hereof.

Financial Statements	Page
Report of Independent Auditors	F-1
Consolidated Balance Sheets - March 31, 2001 and 2000	F-2
Consolidated Statements of Development Stage Operations
for the year ended March 31, 2001, the nine months ended
March 31, 2000, and the cumulative period from August 2, 1995, through
March 31, 2001	F-3
Consolidated Statement of Stockholders' Equity Deficiency for the year ended March 31, 2001 the nine months ended March 31, 2000, and the cumulative period from August 2, 1995 through June 30, 1999	F-4
Consolidated Statements of Cash Flows for the year ended March
31, 2001, the nine months ended March 31, 2000, and the cumulative period
from August 2, 1995, through March 31, 2001	F-5
Notes to Consolidated Financial Statements, for the year
ended March 31, 2001, the nine months ended March 31, 2000 and the
cumulative period from August 2, 1995, through March 31, 2001	F-6 to F-9

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company has not changed accountants, and no disagreements on accounting or financial disclosure practices occurred during the fiscal year ended March 31, 2001.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

The following table sets forth the names of our current directors and executive officers and certain information with regard to each such person.

Name	Age	Position
dee dee Molnick	29	Chief Executive Officer and Chairwoman
Chris P. Almida	30	President and Director
Jesse D. Molnick	26	Vice President and Director
Melvin Molnick	58	Secretary and Treasurer, President of subsidiary, HGN
H. Yale Gutnick	59	Director
Philip J. Anderson	49	Director
Suzanne Molnick	45	Director

dee dee Molnick became our Chief Executive Officer and Chairwoman on February 10, 2000. From its inception in August 1995 until February 2000, she was President and Director of HGN. Ms. Molnick, an internationally recognized expert on Internet gambling, has provided information to various governmental authorities around the world regarding Internet gaming. In addition, Ms. Molnick is a regular columnist in various gaming publications, including Indian Gaming and Casino International. Molnick studied civil engineering at the Howard Hughes College of Engineering, at University of Nevada Las Vegas. Ms. Molnick is the daughter of Melvin Molnick and Suzanne Molnick, brother of Jesse Molnick, and the wife of Chris Almida.

Chris Almida became our Vice President and Director on February 10, 2000. On November 8, 2000, he became our President. From 1995 until Feburary 10, 2000, he was Vice President and Director of HGN. Mr. Almida served in the United States Army from 1989 to 1993. Mr. Almida entered the world of information technology while enlisted in the US Army, where he assisted in the implementation of the Unit Level Logistic System. Mr. Almida specializes in new and emerging Internet and wireless technologies to ensure intellectual property is utilized in the accordance with the latest state of technology. Mr. Almida is the husband of dee dee Molnick.

Jesse D. Molnick joined our Board of Directors on September 1, 2000, and became our Vice President on November 8, 2000. From August 1995, to June 2000, Mr. Molnick served as a director of HGN. Mr. Molnick studied computer science at Bellevue Community College. Mr. Molnick is the son of Melvin Molnick and the brother of dee dee Molnick.

Melvin Molnick became our Secretary and Treasurer on February 10, 2000. From August 1995 until August 1998, Mr. Molnick served as a Director of HGN and from August 1998 until February 2000 was HGN’s Secretary. Mr. Molnick is the inventor of method covered by our Patent and has served as President of HGN since April 25, 2000. From 1994 to 1997, he served as Vice President of Rocky Mountain Erectors located in Henderson, Nevada. In 1984, Mr. Molnick received his first patent (US 4,442,581) for a button puncher capable of significantly improving the ease with which steel sheets are punched together. This technology is now used throughout the world in the construction trade industry. Mr. Molnick is father of dee dee Molnick and Jesse Molnick, and the husband of Suzanne Molnick.

H. Yale Gutnick became a member of our Board of Directors on February 10, 2000. Since 1978, he has been a partner Strassburger McKenna Gutnick & Potter of Pittsburgh, PA, where he now serves as Senior Partner. Mr. Gutnick is also Vice President and Secretary of Tribune Review Publishing Co. located in Pittsburgh, Pennsylvania since 1988. From 1967 to 1970, he served as a trial attorney for the United States Justice Department in Washington, D.C. From 1970 to 1978, he was a partner at the Pittsburgh law firm of Rose, Schmidt & Dixon. He served as a member of the Board of Directors of Magicworks Entertainment, Inc. from its inception until it was acquired by SFX Entertainment, Inc. in 1998. Mr. Gutnick is also a member of the Board of Directors of various privately held companies, including Richard M. Scaife Publisher, Inc., Calvary, Inc., Mercer Lime and Stone Company. Mr. Gutnick attended Ohio Wesleyan University and graduated in 1964, with academic honors with a BA degree in Liberal Arts. Mr. Gutnick obtained his law degree, with honors, from the University of Pittsburgh Law School in 1967, Mr. Gutnick is admitted to practice law in the Commonwealth of Pennsylvania.

Philip J. Anderson became a member of our Board of Directors on February 10, 2000. He currently is a partner in the firm of Anderson & Morishita in Las Vegas, Nevada where he specializes in intellectual property. From November 1995 to April 2000 he was a partner at Quirk & Tratos located in Las Vegas, Nevada. Mr. Anderson attended the University of Illinois at Champaign-Urbana, Illinois, and received a degree in Mechanical Engineering. Mr. Anderson received his law degree from Whittier College School of Law in Southern California in 1979. He is admitted to practice law in the states of California, Illinois, and Nevada, and is admitted to practice in front of the United States Patent Office

Suzanne Molnick became a member of our Board of Directors on February 10, 2000. Since 1995, Mrs. Molnick has worked in a variety of positions with HGN. Mrs. Molnick is the wife of Melvin Molnick and the mother of dee dee Molnick and Jesse Molnick.

All of our Directors were elected for a term of one year or until their successors are duly elected and qualified. There are no arrangements or understandings between any Director and any other person(s) pursuant to which a Director was selected as a Director.

Our directors currently receive $500 for attending Board of Directors meetings in person, and $250 for participating by telephone, in addition to reimbursement of reasonable expenses incurred in attending meetings. On October 24, 2000, Philip J. Anderson and H. Yale Gutnick were each awarded options to purchase 1,000 shares of our common stock at a strike price of $.85 per share. The options are fully vested and expire on October 24, 2010.

Our Officers are elected for terms of one year, or until their successors are duly elected and qualified or until terminated by action of the Board of Directors. Currently, our officers have not entered into any type of employment agreement and we are in the process of identifying which employees we need to enter into employment agreements and the terms for such agreements. We expect to enter into some employment agreements with certain of our officers during the next fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Officers, Directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons are required by regulation to furnish to us with copies of all Section 16(a) forms they file. Based solely on our copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, for the fiscal year ended March 31, 2001, all filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with.

ITEM 10. Executive Compensation:

The following table sets forth the aggregate compensation paid or accrued by us for the fiscal year ended March 31, 2001 to the executive officers and key personnel.

		Annual Compensation				Long Term Compensation Awards	Payouts
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation(5)	Securities Underlying Options	All Other Compensation
		($)		($)	($)	(#)	($)
dee dee Molnick	2001	75,400	(1)	—	3,461	—	—
Chairwoman and CEO	2000	14,571		—	2,160	—	—

Chris Almida	2001	108,666	(2)	—	—	—	—
President	2000	14,571		—	—	—	—

Jesse D. Molnick	2001	61,862	(3)	—	—	—	—
Vice President

Melvin Molnick	2001	106,800	(4)	—	5,201	—	—
Secretary and Treasurer	2000	14,571		—	2,160	—	—

(1)	Includes accrued wages of $13,075.

(2)	Includes accrued wages of $27,533.

(3)	Includes accrued wages of $27,609.

(4)	Includes accrued wages of $27,717.

(5)	Other Annual Compensation in the above tables represents benefits attributable to our payments for lease automobiles.

There are no employment contracts with any of the Company’s employees.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 14, 2001, certain information concerning those persons known to us to be the beneficial owners of more than five percent of our Common Stock, the number of shares of our Common Stock owned by our Directors individually, and by all of our Directors and executive officers as a group:

Name and Address Beneficial Owners(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Melvin Molnick(3,4,7)	17,336,140	56.84%

Suzanne Molnick(3,4,7)	17,336,140	56.84%

dee dee Molnick(5,6)	3,840,000	12.59%

Chris Almida(5,6)	3,840,000	12.59%

Jesse Molnick	1,952,599	6.40%

Trust for Michael Molnick(3,4,7)	1,920,000	6.29%

H. Yale Gutnick(8)	16,000	0.05%

Philip J. Anderson(9)	1,000	0.00%

Shares of all directors, executive
Officers, and key employees
as a group (8 persons)	23,145,739	75.88%

(1)	The mailing address for each of the above Beneficial Owners is 5392 S. Eastern Avenue, Building A-North, Las Vegas, Nevada 89119

(2)	Based on 30,501,000 shares outstanding as of June 14, 2001

(3)	Of these 17,336,140 shares, Mr. Molnick’s wife Suzanne owns 2,160,000 shares, and 1,920,000 shares are held in a trust for the benefit of Mr. Molnick’s minor child, Michael Molnick. Mr. Molnick is a co-trustee of the trust for Michael Molnick.

(4)	Of these 17,336,140 shares, Mrs. Molnick’s husband Melvin owns 13,256,140 shares, and 1,920,000 shares are held in a trust for the benefit of Mrs. Molnick’s minor child, Michael Molnick. Mrs. Molnick is a co-trustee of the trust for Michael Molnick.

(5)	Of these 3,840,000 shares, 1,920,000 shares are owned by Ms. Molnick’s husband, Mr. Almida.

(6)	Of these 3,840,000 shares, 1,920,000 shares are owned by Mr. Almida’s wife, Ms. Molnick.

(7)	These shares are held in trust for the benefit of Michael Molnick, a minor. The parents of Michael Molnick, Melvin and Suzanne Molnick are co-trustees.

(8)	Of these 16,000 shares, Mr. Gutnick has the right to acquire 1,000 shares from options.

(9)	Mr. Anderson has the right to acquire these 1,000 shares from options.

ITEM 12. Certain Relationships and Related Transactions:

From the inception of HGN in August, 1995 until February, 2000, our main source of funding had been advances, in the form of promissory notes, from certain of our shareholders, including members of the Molnick family. Generally, the notes earn interest ranging from six to eight percent (6-8%). The notes from the Molnick family aggregated approximately $111,500 including interest, and we repaid these notes by March 31, 2000. We believe that these loans were on marketable terms.

As of March 31, 2001, approximately $100,000 of unpaid wages was accrued to the benefit of officers and employees. Interest on unpaid amounts was also accrued at a rate of 8%.

As part of the HGN merger, a minority shareholder of PCG agreed informally to make a capital contribution to our company of $3.1 million. However, because of substantial uncertainty as to this arrangement, no accounting recognition was given to this transaction until an understanding was reached in August 2000 between this shareholder and us. As of June 14, 2001, the balance of this Capital Contribution Receivable was approximately $1.5 million.

From time to time, we have retained Strassburger McKenna Gutnick & Potter, located in Pittsburgh, Pennsylvania and Anderson & Morishita located in Las Vegas, Nevada, for certain legal matters. Mr. Gutnick, a member of our Board of Directors is a senior partner with Strassburger McKenna Gutnick & Potter and Mr. Anderson, also a member of our Board of Directors, is a partner with Anderson and Morishita. The fees incurred by us through March 31, 2001, these law firms, aggregating $135,000 for the year then ended, did not exceed five percent of that particular law firm’s gross revenues for that firm’s last full fiscal year.

ITEM 13. Exhibits and Reports on Form 8-K:

(a)   Exhibits.

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Merger dated as of January 18, 2000 between PCG Media, Inc. and Home Gambling Network, Inc. (filed as Exhibit 1.1 to the original Report on Form 8-K dated February 8, 2000 and filed with the Commission on February 14, 2000 and hereby incorporated by reference).

2.2	Certificate of Merger between PCG Media, Inc. and Home Gambling Network, Inc. (filed as Exhibit 1.2 to the original Report on Form 8-K dated February 8, 2000 and filed with the Commission on February 14, 2000 and hereby incorporated by reference).

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 1.3 to the original Report on Form 8-K dated February 8, 2000 and filed with the Commission on February 14, 2000 and hereby incorporated by reference).

3.2	Revised Bylaws of i2corp.com (filed as Exhibit 3.2 to the amended Report on Form 8-K dated June 6, 2000 and filed with the Commission on June 6, 2000 and hereby incorporated by reference).

10.1	Form of Licensing Agreement (filed as Exhibit 10.1 to the Form 10-K filed with the Commission on July 14, 2000 and hereby incorporated by reference).

10.2	Assignment of Patent, Trademarks and Intellectual Property between Home Gambling Network, Inc. and Melvin Molnick dated October 22, 1998 (filed as Exhibit 10.1 to the Form 10-K filed with the Commission on July 14, 2000 and hereby incorporated by reference).

99.1	Press release dated January 9, 2001 (filed as Exhibit 99.1 to the Form 10-QSB filed with the Commission on February 14, 2001 and hereby incorporated by reference).

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

Dated: June 29, 2001	I2CORP.COM By: /s/ dee dee Molnick —————————————— dee dee Molnick Chairwoman and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/	Chris P. Almida ——————————	Chris P. Almida President and Director	June 29, 2001

/s/	Jesse D. Molnick ——————————	Jesse D. Molnick Vice President and Director	June 29, 2001

/s/	Melvin Molnick ——————————	Melvin Molnick Secretary & Treasurer (Principal Accounting Officer)	June 29, 2001

/s/	H. Yale Gutnick ——————————	H. Yale Gutnick Director	June 29, 2001

/s/	Philip J. Anderson ——————————	Philip J. Anderson Director	June 29, 2001

/s/	Suzanne Molnick ——————————	Suzanne Molnick Director	June 29, 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
i2corp.com and Subsidiary
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of i2corp.com and its subsidiaries, (collectively the Company), a development stage enterprise, as of March 31, 2001 and 2000, and the related consolidated statements of development stage operations, stockholders' equity deficiency, and cash flows for the year ended March 31, 2001, the nine months ended March 31, 2000, and the cumulative period from August 2, 1995, through March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements of the Company present fairly, in all material respects, its financial position as of March 31, 2001 and 2000, and the results of its development stage operations and cash flows for the periods presented, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred development stage losses resulting in a substantial working capital deficiency and an operating deficit, and its ability to pay its obligations when due and to commence operations is dependent upon its obtaining license agreements for its product with satisfactory terms and raising additional capital. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Piercy, Bowler, Taylor & Kern

Las Vegas, Nevada

June 19, 2001

F-1

i2corp.com and Subsidiaries (A Development Stage Enterprise) CONSOLIDATED BALANCE SHEET

MARCH 31, 2001 AND 2000

		2001	2000

ASSETS
Current assets:
Cash		$ 1,418	$ 113,634
Current portion of capital contribution receivable		103,250
Due from shareholders		62,189
Other assets		18,546	15,023

		185,403	128,657
Furniture, fixtures, and equipment, net		77,368	75,856
Patent		107,087	83,032

		$ 369,858	$ 287,545

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
Current liabilities:
Accounts payable		$ 277,175	$ 42,397
Accrued expenses and other		115,251	53,220
Note payable			500,000

		392,426	595,617

Stockholders’ equity deficiency:
Common stock, 50,000,000 shares authorized, 30,000,000
issued and outstanding, $.001 par value		30,000	30,000
Additional paid-in-capital		3,180,900	3,071,000
Less capital contribution receivable, net of current portion	;	(1,569,556)	(3,100,000)
Deficit accumulated in the development stage		(1,663,912)	(309,072)

		(22,568)	(308,072)

		$ 369,858	$ 287,545

See notes to consolidated financial statements. F-2

i2corp.com and Subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF DEVELOPMENT STAGE OPERATIONS

FOR THE YEAR ENDED MARCH 31, 2001, THE NINE MONTHS ENDED
   MARCH 31, 2000, AND THE CUMULATIVE PERIOD FROM AUGUST 2, 1995,
   THROUGH MARCH 31, 2001

	Year ended March 31, 2001	Nine months ended March 31, 2000	August 2, 1995, through March 31, 2001
Selling, general, and administrative expenses	$(1,351,902)	$ (224,655)	$(1,657,021)
Interest expense	(9,879)	(10,297)	(27,502)
Less miscellaneous revenues	6,941	6,170	20,611

Net loss	$(1,354,840)	$ (228,782)	$(1,663,912)

Net loss per common share	$ (0.045)	$ (0.010)	$ (0.061)

Weighted average number of common
shares outstanding	30,000,000	29,993,978	27,200,547

See notes to consolidated financial statements. F-3

i2corp.com and Subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY DEFICIENCY

FOR THE YEAR ENDED MARCH 31, 2001, THE NINE MONTHS ENDED
   MARCH 31, 2000, AND THE CUMULATIVE PERIOD FROM AUGUST 2, 1995,
   THROUGH JUNE 30, 1999

	Common stock		Additional paid-in	Capital contribution	Accumulated	Total stockholders' equity
	Shares	Par value	capital	receivable	deficit	deficiency
From inception, August 2, 1995, to June 30, 1999:
Initial capitalization of HGN	1,000,000	$ 1,000				$ 1,000
Retroactive effect of “reverse acquisition” and recapitalization	24,179,700	24,180	$ (29,000)			(4,820)
Shares issued by predecessor management for services and other noncash transactions	4,770,300	4,770				4,770
Net loss					$ (80,290)	(80,290)

Balances, June 30, 1999, after retroactive recapitalization	29,950,000	29,950	(29,000)		(80,290)	(79,340)
Nine months ended March 31, 2000:
Shares issued for services, August 1999, prior to "reverse acquisition," valued by predecessor management at par	50,000	50				50
Capital contribution pledged			3,100,000	(3,100,000)
Net loss					(228,782)	(228,782)

Balances, March 31, 2000	30,000,000	30,000	3,071,000	(3,100,000)	(309,072)	(308,072)
Year ended March 31, 2001:
Payments received on capital contribution				1,427,194		1,427,194
Portion of capital contribution receivable transferred to current assets				103,250		103,250
Options granted for services			109,900			109,900
Net loss					(1,354,840)	(1,354,840)

Balances, March 31, 2001	30,000,000	$ 30,000	$ 3,180,900	$(1,569,556)	$(1,663,912)	$(22,568)

See notes to consolidated financial statements.

F-4

i2corp.com and Subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED MARCH 31, 2001, THE NINE MONTHS ENDED
   MARCH 31, 2000, AND THE CUMULATIVE PERIOD FROM AUGUST 2, 1995,
THROUGH MARCH 31, 2001

	Year ended March 31, 2001	Nine months ended March 31, 2000	August 2, 1995, through March 31, 2001
Operating activities:
Net cash used in operating activities	$(989,319)	$(179,519)	$(1,157,205)

Investing activities:
Purchases of furniture, fixtures and equipment	(26,036)	(74,516)	(100,552)
Patent costs	(24,055)	(30,329)	(54,384)

Cash used in investing activities	(50,091)	(104,845)	(154,936)

Financing activities:
Payment of capital contribution receivable	927,194		927,194
Proceeds of shareholder advances			1,000
Repayments of shareholder advances		(110,408)	(114,635)
Proceeds of note payable		500,000	500,000

Net cash provided by financing activities	927,194	389,592	1,313,559

Net increase (decrease) in cash	(112,216)	105,228	1,418
Cash, beginning	113,634	8,406

Cash, ending	$ 1,418	$ 113,634	$ 1,418

See notes to consolidated financial statements. F-5

i2corp.com and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2001, THE NINE MONTHS ENDED
   MARCH 31, 2000, AND THE CUMULATIVE PERIOD FROM AUGUST 2, 1995,
   THROUGH MARCH 31, 2001

1.   Background information:

Business activities and history. i2corp.com and its subsidiaries, Home Gambling Network, Inc. (HGN), i2consult.com and i2develop.com (collectively, the Company), hold a patent for a method that allows licensees to bring live gaming to players in remote locations via the internet and other electronic media, and that enables making and receiving virtually instant electronic payments to and from such players.

In February 2000, in what is commonly referred to as a “reverse acquisition,”100% of HGN’s stock was effectively exchanged for a controlling interest in a publicly held “shell”company, PCG Media, Inc. (referred to herein as PCG), which concurrently changed its name to i2corp.com. PCG engaged in no business activity for a number of years prior to the transaction described in the preceding paragraph. For financial accounting purposes, the transaction was treated as an acquisition of PCG by, and a recapitalization of, HGN. Accordingly, the historical statements of development stage operations and cash flows presented are those of HGN, which has, in substance, been in the development stage since the inception of HGN, August 2, 1995. Net loss per share is calculated after giving retroactive effect to the recapitalization (Note 4).

PCG engaged in no business activity for a number of years prior to the transaction described in the preceding paragraph. Therefore, the Company has, in substance, been in the development stage since the inception of HGN, August 2, 1995.

Prior to the reverse acquisition, PCG had recently registered its outstanding common stock with the United States Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. PCG previously reported on the basis of a fiscal year ending June 30. Effective with the prior period, the Company changed its fiscal year end to March 31.

Equipment, furniture and fixtures. Equipment, furniture and fixtures are stated at cost. Depreciation is provided using the declining balance method over the estimated useful lives of the assets.

Patent costs. Patent costs will be amortized over the life of the patents beginning when licensing revenues are earned.

Advertising costs. Costs for advertising are expensed as incurred. Advertising costs expensed totaled $77,311 for the year ended March 31, 2001, and $29,842 for the nine months ended March 31, 2000.

Use of estimates. Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures, some of which may require revision in future periods.

2.   Commitments and contingencies:

Operating leases. The Company is lessee under noncancelable operating lease agreements for automobiles and office space. The Company’s minimum future obligations under noncancelable operating leases is $56,963 for the year ending March 31, 2002, and none thereafter. The Company incurred rent expense under these leases of $63,523 during the year ended March 31, 2001, $8,161 during the nine months ended March 31, 2000, and none in prior periods.

Going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2001, the Company has accumulated an operating deficit of $1,663,912 and a working capital deficiency of $215,773. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is management’s plan to finance its operations for the foreseeable future primarily with proceeds from the capital contribution receivable from a minority shareholder (Note 4) and to explore other financing options in the investment community. Management is also in the process of negotiating licensing agreements that, if consummated, would generate operating revenues. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives in the short term.

F-6

i2corp.com and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

FOR THE YEAR ENDED MARCH 31, 2001, THE NINE MONTHS ENDED
   MARCH 31, 2000, AND THE CUMULATIVE PERIOD FROM AUGUST 2, 1995,
   THROUGH MARCH 31, 2001

2.   Commitments and contingencies (continued):

Other. The Company has been presented with claims asserting that certain individuals and/or entities are entitled to an aggregate of approximately 750,000 shares of the Company’s common stock. Based on the available evidence, management believes these claims are inconsistent with the Company’s records and invalid. There may be other similar claims asserted in the future. However, based, in part, upon the advice of counsel, management believes that such matters will not have a significant effect on the Company. In the unlikely event the Company would be required to issue some or all of the shares that are claimed by these individuals or entities, there would be up to 2.5% dilution of interests of its stockholders, based on claims presently known.

3.   Income taxes:

Because, as of March 31, 2001, the Company has engaged in extensive development stage activities and generated limited revenues over a period of almost six years, it has incurred substantial losses. The potential income tax benefits of such losses have been effectively offset by a 100% valuation allowance and, therefore, are not reflected in the accompanying financial statements. Moreover, for income tax reporting purposes, the Company’s operating losses have been deferred and will be amortized over five years commencing when significant revenues are earned.

4.   Capitalization and related party transactions:

The initial capitalization of HGN was $1,000 and was made in the form of stockholder advances in payment of HGN’s expenses (Note 6). In giving retroactive effect to the reverse acquisition, the Company was recapitalized in 2000 with 30,000,000 shares of $.001 common stock, requiring the $1,000 to be eliminated in consolidation and $30,000 to be assigned to common stock.

Except as discussed in the following paragraph, the Company’s only significant sources of financing has been a 6% loan in the amount of $500,000 made by a minority stockholder (whose son was a director of the Company at the time the loan was made), due July 2000, and advances made on its behalf by its principal stockholders, which have earned interest at 8% and were due on demand until repaid in the period ended March 31, 2000. Interest charged to operations on these obligations totaled $7,783 for the year ended March 31, 2001, $8,390 for the nine months ended March 31, 2000, and $23,753 for the cumulative period.

In connection with, and as an incentive for HGN to enter into, the reverse acquisition, the minority stockholder (then of PCG) agreed informally to make a capital contribution to the Company originally in the amount of $3.1 million. In conjunction with the formalization of this receivable, the $500,000 note payable to the minority stockholder was applied against this obligation. Subsequent to March 31, 2001, $103,250 was received in cash and, therefore, has been classified in the accompanying balance sheet as a current asset as of that date. The remaining receivable may be paid off in whole or in part at any time without premium or discount. However, there is no due date.

The Company’s officer/stockholders have provided their services to the Company, during substantially all of the development stage periods presented, without compensation, until February 2000.

Subsequent to March 31, 2001, the majority shareholder transferred $162,000 of his stock to vendors to pay for liabilities of the same amount, owed by the Company.

The Company incurred legal fees of approximately $135,000, $15,000, and $150,000 for fiscal 2001, 2000 and the cumulative period, respectively, to the firms of members of the board of directors.

F-7

i2corp.com and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

FOR THE YEAR ENDED MARCH 31, 2001, THE NINE MONTHS ENDED
   MARCH 31, 2000, AND THE CUMULATIVE PERIOD FROM AUGUST 2, 1995,
   THROUGH MARCH 31, 2001

5.   Financial instruments:

The carrying amounts of financial instruments approximates their fair value because of their short maturities or because the debt bears fixed rates that approximate current rates available on similar borrowings.

6.   Supplemental cash flow information:

Reconciliation of net loss to net cash used in operating activities:

	Year ended March 31, 2001	Nine months ended March 31, 2000	August 2, 1995, through March 31, 2001
Net loss	$(1,354,840)	$ (228,782)	$(1,663,912)
Increase in due from
shareholders	(92,955)		(86,128)
Increase in other assets	(3,523)	(15,023)	(18,546)
Depreciation	24,524	7,592	39,457
Stock-based compensation
for services	109,900		109,900
Expenses paid by officer/
shareholders			38,832
Increases (Decreases) in:
Accounts payable	234,778	3,973	277,175
Accrued expenses	92,797	52,721	146,017

	$ (989,319)	$ (179,519)	$(1,157,205)

Cash paid for interest: Cash paid for interest totaled $1,249, $1,653 and $2,902 in Fiscal 2001, 2000 and the cumulative period, respectively.

Non-cash investing and financing activities: Advances made as direct payments by the stockholders on behalf of the Company for patent costs, other assets purchases, and selling, general and administrative expenses totaled $6,761, $18,981 and $106,808 in fiscal 2001, 2000 and the cumulative period, respectively.

7.   Stock options:

In February 2000, the Company adopted a stock option plan providing for qualified and non-qualified options for up to 3,000,000 shares to be awarded to employees, officers, directors, consultants and independent contractors. In October 2000, the Company granted options under the plan for 102,000 shares, including 2,000 to non-employees exercisable immediately at $.85 per share and the balance to an employee becoming exercisable at the same price as they vest periodically beginning April 2001 through April 2005. The options expire in October 2010. As a result of options granted to the employee, compensation expense has been reflected in the year ended March 31, 2001, of $9,000, based on an estimated fair value per option at the date of grant of $.50, using the Black-Scholes option valuation model, discounted by 10% for restrictions that would be applicable to shares that are obtainable through their exercise. The risk-free interest rate used in the calculation was 5.50%, expected volatility was 275%, and expected dividends were zero. Options issued to non-employees (directors) were similarly valued and are not material.

In February 2001, the Company entered into a short term management consulting agreement. In exchange for contracted services, the Company issued options to purchase 2,500,000 shares of newly issued common stock, exercisable at $.12 per share. These options expire in February 2004. As a result of this option grant, consulting expense has been reflected in the year ended March 31, 2001, of $100,000, based on an estimated fair value per option at the date of grant of $.16, using Black-Scholes option valuation model. The risk-free interest rate used in the calculation was 5.00%, expected volatility was 368%, and expected dividends were zero.

Outstanding options were not included in weighted average number of shares outstanding used for per share calculations, since the effect would be anti-dilutive.

F-8

i2corp.com and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

FOR THE YEAR ENDED MARCH 31, 2001, THE NINE MONTHS ENDED
   MARCH 31, 2000, AND THE CUMULATIVE PERIOD FROM AUGUST 2, 1995,
   THROUGH MARCH 31, 2001

A summary of option activity for the year ended March 31, 2001, follows:

	Shares reserve for options	Options outstanding
Adoption of option plan	3,000,000
$.85 options granted to employees and others	(102,000)	102,000
Approval of consulting agreement	2,500,000
$.12 options granted under consultit	(2,500,000)	2,500,000

Balances, March 31, 2001	2,898,000	2,602,000

Weighted average exercise price		$0.15

Subsequent to March 31, 2001, options for 501,000 shares were exercised under the consulting agreement at $.12 per share. F-9