Form 10QSB
period 2001-06-30
I2CORP COM
filed 2001-08-14
CIK 1096025

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number 000-27603 I2CORP.COM (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1423373 (I.R.S. Employer Identification No.)

5392 S. Eastern Avenue, Building A - North, Las Vegas, Nevada 89119
(Address of principal executive offices)           (zip code)

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

Yes X       No ___

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class Common Stock, par value $0.001	Outstanding at July 17, 2001 31,001,000

Traditional Small Business Disclosure Format Yes_ No X

i2corp.com Form 10-QSB June 30, 2001

Index

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets - June 30 and March 31, 2001

Condensed Consolidated Statements of Development Stage Operations for the three-month periods ended June 30, 2001 and 2000, and the cumulative period from August 2, 1995, through June 30, 2001.

Condensed Consolidated Statements of Stockholders' Equity Deficiency for the three-months ended June 30, 2001, the year ended March 31, 2001, the nine months ended March 31, 2000, and the cumulative period from August 2, 1995, through June 30, 1999

Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2001 and 2000, and the cumulative period from August 2, 1995, through June 30, 2001.

Notes to the Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes In Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

i2corp.com and Subsidiaries (A Development Stage Enterprise) CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, AND MARCH 31, 2001

	June 30	March 31
	(Unaudited)
ASSETS

Current assets:
Cash	$ 35,220	$ 1,418
Current portion of capital contribution receivable		103,250
Due from principal shareholders		62,189
Other assets	81,792	18,546

	117,012	185,403

Furniture, fixtures, and equipment, net	70,155	77,368

Patent	111,975	107,087

	$ 299,142	$ 369,858

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Accounts payable	$ 181,747	$ 277,175
Accrued expenses	252,396	115,251
Due to shareholders	85,845

	519,988	392,426

Stockholders' equity deficiency:
Common stock, 50,000,000 shares authorized, 30,801,000
issued and outstanding, $.001 par value	30,801	30,000
Additional paid-in-capital	3,278,469	3,180,900
Less capital contribution receivable, net of current portion	(1,348,799)	(1,569,556)
Deficit accumulated in the development stage	(2,181,317)	(1,663,912)

	(220,846)	(22,568)

	$ 299,142	$ 369,858

See notes to consolidated financial statements.

i2corp.com and Subsidiaries
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF DEVELOPMENT STAGE OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000, AND THE CUMULATIVE PERIOD FROM AUGUST 2, 1995, THROUGH JUNE 30, 2001

	Three months ended June 30,		August 2, 1995, through
	2001	2000	June 30, 2001

Selling, general, and administrative expenses	$ (513,849)	$ (338,327)	$(2,170,870)

Interest expense	(3,556)	(8,284)	(31,058)

Less miscellaneous revenues	—	1,000	20,611

Net loss	$ (517,405)	$ (345,611)	$(2,181,317)

Net loss per common share	$ (0.017)	$ (0.012)	$ (0.080)

Weighted average number of common
shares outstanding	30,208,254	30,000,000	27,328,821

See notes to consolidated financial statements.

i2corp.com and Subsidiaries (A Development Stage Enterprise) CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY

FOR THE THREE MONTHS ENDED JUNE 30, 2001, THE YEAR ENDED
     MARCH 31, 2001, THE NINE MONTHS ENDED MARCH 31, 2000, AND
    THE PERIOD FROM AUGUST 2, 1995, THROUGH JUNE 30, 1999

	Common stock
	Shares	Par value	Additional paid-in capital	Capital contribution receivable, net of current portion	Deficit accumulate during development stage	Total stockholders' equity deficiency
From inception, August 2, 1995, to June 30, 1999:
Initial capitalization of HGN	1,000,000	$ 1,000				$ 1,000

Retroactive effect of "reverse acquisition" and recapitalization	24,179,700	24,180	$ (29,000)			(4,820)

Shares issued by predecessor management for services and other noncash transactions	4,770,300	4,770			$(80,290)	4,770
Net loss						(80,290)

Balances, June 30, 1999, after retroactive recapitalization	29,950,000	29,950	(29,000)		(80,290)	(79,340)

Nine months ended March 31, 2000:
Shares issued for services, August 1999, prior to "reverse acquisition," valued by predecessor management at par	50,000	50				50
Capital contribution pledged			3,100,000	(3,100,000)
Net loss					(228,782)	(228,782)

Balances, March 31, 2000	30,000,000	30,000	3,071,000	(3,100,000)	(309,072)	(308,072)

Year ended March 31, 2001:
Payments received on capital contribution				1,427,194		1,427,194
Portion of capital contribution receivable transfed to current asset				103,250		103,250
Options granted for services			109,900			109,900
Net loss					(1,354,840)	(1,354,840)

Balances, March 31, 2001	30,000,000	30,000	3,180,900	(1,569,556)	(1,663,912)	(22,568)

Three months ended June 30, 2001(unaudited):
Payments received on capital contribution				220,757		220,757
Employee stock options vesting			2,250			2,250
Exercise of options	801,000	801	95,319			96,120
Net loss					(517,405)	(517,405)

Balances, June 30, 2001	30,801,000	$ 30,801	$ 3,278,469	$(1,348,799)	$(2,181,317)	$ (220,846)

See notes to consolidated financial statements.

i2corp.com and Subsidiaries
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000, AND THE
     CUMULATIVE PERIOD FROM AUGUST 2, 1995, THROUGH JUNE 30, 2001

	Three months ended June 30,		August 2, 1995, through
	2001	2000	June 30, 2001

Operating activities:
Net cash used in operating activities	$(160,341)	$(413,635)	$(1,317,546)

Investing activities:
Purchases of furniture, fixtures and equipment	(339)	(20,576)	(100,891)
Patent costs	(4,888)	(3,338)	(59,272)

Cash used in investing activities	(5,227)	(23,914)	(160,163)

Financing activities:
Proceeds of capital contribution receivable	103,250	450,000	1,030,444
Exercise of stock options	96,120		96,120
Proceeds of shareholder advances	96,120		1,000
Repayments of shareholder advances			(114,635)
Proceeds of note payable			500,000

Net cash provided by financing activities	199,370	450,000	1,512,929

Net increase in cash	33,802	12,451	35,220
Beginning of period	1,418	113,634

End of period	$ 35,220	$ 126,085	$ 35,220

See notes to consolidated financial statements.

i2corp.com and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000, AND THE
     CUMULATIVE PERIOD FROM AUGUST 2, 1995, THROUGH JUNE 30, 2001

1.	Basis of Presentation:

The interim condensed consolidated financial statements of i2corp.com and its subsidiaries, Home Gambling Network, Inc. (HGN), i2consult.com, and i2develop.com (collectively, the Company), are unaudited. It is the opinion of the Company’s management that all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim results have been reflected therein. Results for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the financial statements and related notes that appear in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2001. The balance sheet at March 31, 2001, was derived from the audited financial statements included in that report.

2.	Contingencies:

Going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2001, the Company has accumulated an operating deficit of $2,181,317 and a working capital deficiency of $402,975. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is management’s plan to finance its operations for the foreseeable future primarily with additional proceeds from the capital contribution receivable from a minority stockholder (Note 3) and to explore other financing options in the investment community. Management is also in the process of negotiating licensing agreements that, if consummated, would generate operating revenues. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives in the short term.

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

3.	Related party and other stockholder transactions:

In connection with, and as an incentive for HGN to enter into a reverse acquisition in February 2000, a minority stockholder of the predecessor agreed informally to make a capital contribution to the Company of $3.1 million. During the quarter ended June 30, 2001, the stockholder transferred shares of his stock valued at $220,000, based on undiscounted quoted market prices, to vendors to pay obligations of the same amount, owed by the Company. The remaining receivable may be paid off in whole or in part at any time without premium or discount. However, there is no due date.

Also during the quarter ended June 30, 2001, the majority stockholder transferred shares of his stock valued at $162,000, based on undiscounted quoted market prices, to vendors to pay liabilities of the same amount, owed by the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Plan of Operation

The short-term objectives of i2corp.com (“the Company”) are the following:

1.	Execute revenue-generating license agreements in highly-regulated jurisdictions.

2.	Continue proof of concept demonstrations for, and maintain regular communications with, regulators and potential licensees.

3.	Promote solutions based on our patented method and products of our marketing partners.

4.	Speak at and participate in major gambling industry trade shows and conferences world-wide.

5.	Seek out and develop key alliances and joint ventures.

6.	Pursue additional financing opportunities.

The Company’s long-term objectives are as follows:

1.	Generate royalty and consulting revenues at a level that will provide for future long-term growth.

2.	Develop and manage new intellectual property for diversification.

Results of Operations

Revenues

We are in the development stage, with limited incidental revenues. We currently do not have any active revenue-generating licensing agreements executed. For the three months ended June 30, 2000, our revenues consisted of non-refundable payments received in connection with cancelled or expired licensing agreements and miscellaneous income.

Expenses

We expect that we will continue to incur substantial marketing expenses for further product position that will cause us to incur additional losses in the near future. Salaries, professional fees and occupancy costs will continue to contribute to our substantial losses.

Loss

As of June 30, 2001, we had cumulative net losses since inception of $2,181,317, and we expect to continue to incur substantial losses and negative cash flow at least through fiscal year ending March 31, 2002.

Liquidity and Cash Flow

In connection with, and as an incentive for Home Gambling Network, Inc., our wholly-owned subsidiary (“HGN”) to enter into a reverse acquisition with PCG Media, Inc. (which subsequently changed its name to i2corp.com)(“PCG”), a minority stockholder (then of PCG) agreed informally to make a capital contribution to the Company originally in the amount of $3.1 million. As of June 30, 2001, approximately $1.8 million has been received, leaving a remaining capital contribution receivable balance of approximately $1.3 million (“Capital Contribution Receivable”). The remaining receivable may be paid off in whole or in part at any time without premium or discount. However, there is no due date.

We expect cash inflows from operating activities to begin during the fiscal year ending March 31, 2002. Factors that may contribute to this include the changing legislative climate and legal entrance into the Internet gambling market of gaming and wagering operators. Our current cash on hand is not sufficient to meet ongoing operating expenses, and we are currently dependent on collections on the capital contribution receivable. Depending on the success of our efforts to execute revenue-generating licensing agreements, our management believes that present working capital will need to be supplemented to support our operations over the next 12 months. Additional working capital may be sought through additional debt or equity private placements, additional financing from banks or officers, directors or shareholders, or from industry-available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Though we are optimistic that we will obtain the necessary financing, there can be no assurances that financing in the amount and on terms acceptable to us will be available within the time frame required.

Net cash used in operating activities in the three months ended June 30, 2001 amounted to $160,341 compared to $413,635 in the three months ended June 30, 2000. The decreased use of cash is mainly attributable to cash preservation efforts including reduced levels of marketing, and general and administrative expenses. Net cash used in investing activities amounted to $5,227 in the three months ended June 30, 2001 compared to $23,914 in the three months ended June 30, 2000. This decrease in use of cash is primarily due to a decrease in furniture and equipment purchases. Financing activities generated net cash of $199,370 in the three months ended June 30, 2001 compared with $450,000 in the three months ended June 30, 2000, with the decrease attributable to the decreased collections on the capital contribution receivable. At June 30, 2001, the Company had total liquid assets of $35,220, consisting of cash. Accounts payable and accrued expenses at June 30, 2001 totaled $434,142.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

On June 27, 2001, a lawsuit for Patent Infringement was filed in United States Federal Court, District for Nevada against DrHo.com, its owners, management, officers, executives and related contributing infringing companies by Home Gambling Network, Inc. (HGN), a wholly owned subsidiary of the Company. HGN’s Complaint alleges that the defendants have directly or contributorily infringed HGN’s U.S. Patent No. 5,800,268 through their development and maintenance of the Internet web site www.drho.com. HGN seeks permanent injunctive relief against defendants as well as actual damages, treble damages, costs of the suit, and attorney’s fees.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2. Changes in Securities

In May and June, 2001, the Company issued 801,000 shares of common stock upon exercise of stock options. The shares issued were registered pursuant to Form S-8 filed with the Securities and Exchange Commission on March 15, 2001.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

There were no reports of Form 8-K filed by the Company for any of the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I2CORP.COM By: /s/ Christopher P. Almida ——————————————— Christopher P. Almida President

Dated: August 14, 2001