Form 10QSB
period 2001-09-30
I2CORP COM
filed 2001-12-10
CIK 1096025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

OR

[_]	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________ to _________

Commission file number: 000-27603

i2corp.com (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1423373 (I.R.S. Employer Identification No.)

5392 S. Eastern Avenue, Building A - North, Las Vegas, Nevada 89119
(Address of principal executive offices)

702 597-3331
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES [_] NO [_]

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

32,500,000 shares of common stock, $0.001 par value, as of September 30, 2001

Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

FORM 10-QSB

TABLE OF CONTENTS

PAGE

PART I – FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3

CONDENSED CONSOLIDATED BALANCE SHEETS	3

CONDENSED CONSOLIDATED STATEMENTS OF DEVELOPMENT STAGE OPERATIONS	4

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY DEFICIENCY	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION	9

PART II – OTHER INFORMATION	12

ITEM 1.	LEGAL PROCEEDINGS	12

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	12

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

ITEM 5.	OTHER INFORMATION	13

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	13

-2-

PART I –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

i2CORP.COM AND SUBSIDIARIES (A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30 2001 (Unaudited)	March 31 2001
ASSETS

Current assets:
Cash	$1,143	$1,418
Current portion of capital contribution receivable		103,250
Due from shareholders		62,189
Other assets	75,350	18,546

	76,493	185,403
Furniture, fixtures, and equipment, net	71,611	77,368
Patent	115,270	107,087

	$263,373	$369,858

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY

Current liabilities:
Accounts payable	$251,981	$277,175
Accrued expenses and other	360,850	115,251
Due to shareholders	41,553

	654,385	392,426

Stockholders’ equity deficiency:
Common stock, 50,000,000 shares authorized, 31,701,000 and
30,000,000, issued and outstanding, $.001 par value	31,701	30,000
Additional paid-in-capital	3,387,819	3,180,900
Less capital contribution receivable, net of current portion	(1,346,548)	(1,569,556)
Deficit accumulated in the development stage	(2,463,983)	(1,663,912)

	(391,011)	(22,568)

	$263,373	$369,858

See notes to condensed consolidated financial statements -3-

i2CORP.COM AND SUBSIDIARIES (A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF DEVELOPMENT STAGE OPERATIONS

(UNAUDITED)

	Three-month periods ended September 30,		Six-month periods ended September 30,		Cumulative
	2001	2000	2001	2000	Period
Selling, general and
administrative expenses	$279,370	$397,219	$793,219	$735,545	$2,450,240
Interest expense	7,395		10,951	8,284	38,453
Less revenue	(4,099)	(2,332)	(4,099)	(3,332)	(24,711)

Net loss	$282,666	$394,887	$800,071	$740,497	$2,463,983

Net loss per common share	$0.009	$0.013	$0.026	$0.025	$0.090

Weighted average number of
shares outstanding	31,348,253	30,000,000	30,798,357	30,000,000	27,493,074

See notes to condensed consolidated financial statements -4-

i2CORP.COM AND SUBSIDIARIES (A Development Stage Enterprise)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY DEFICIENCY

	Common stock
	Shares	Par value	Additional paid-in capital	Capital contribution receivable	Accumulated deficit	Total stockholders’ equity deficiency
From inception, August 2, 1995, to
June 30, 1999:
Initial capitalization of HGN	1,000,000	$1,000					$1,000
Retroactive effect of “reverse
acquisition” and
recapitalization	24,179,700	24,180	$(29,000)				(4,820)
Shares issued by predecessor
management for services and
other noncash transactions	4,770,300	4,770					4,770
Net loss					$(80,290)		(80,290)

Balances, June 30, 1999, after
retroactive recapitalization	29,950,000	29,950	(29,000)		(80,290)		(79,340)

Nine months ended March 31, 2000:
Shares issued for services, August
1999, prior to “reverse
acquisition,” valued by
predecessor management at par	50,000	50					50
Capital contribution pledged			3,100,000	$(3,100,000)
Net loss					(228,782)		(228,782)

Balances, March 31, 2000	30,000,000	30,000	3,071,000	(3,100,000)	(309,072)		(308,072)

Year ended March 31, 2001:
Payments received on capital
contribution				1,427,194			1,427,194
Portion of capital contribution
receivable transferred to
current assets				103,250			103,250
Options granted for services			109,900				109,900
Net loss					(1,354,840)		(1,354,840)

Balances, March 31, 2001	30,000,000	30,000	3,180,900	(1,569,556)	(1,663,912)		(22,568)

Six months ended September 30, 2001:
Payments received on capital
contribution				223,008			223,008
Employee stock options granted			4,500				4,500
Exercise of options	1,701,000	1,701	202,419				204,120
Net loss					(800,071)		(800,071)

Balances, September 30, 2001	31,701,000	$31,701	$3,387,819	$(1,346,548)	$(2,463,983)	$	(-391,011)

See notes to condensed consolidated financial statements -5-

i2CORP.COM AND SUBSIDIARIES (A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six-months ended September 30,		August 2, 1995, through
	2001	2000	September 30, 2001
Operating activities:
Net cash used in operating activities	$(291,415)	$(709,814)	$(1,448,620)

Investing activities:
Purchases of furniture, fixtures and equipment	(10,298)	(24,570)	(110,850)
Patent costs	(8,183)	(13,517)	(62,567)

Cash used in investing activities	(18,480)	(38,087)	(173,416)

Financing activities:
Collection of capital contribution receivable	105,500	686,804	1,032,694
Exercise of stock options	204,120		204,120
Proceeds of shareholder advances			1,000
Repayments of shareholder advances			(114,635)
Proceeds of note payable			500,000

Net cash provided by financing activities	309,620	686,804	1,623,179

Net increase (decrease) in cash	(275)	(61,097)	1,143
Beginning of period	1,418	113,634

End of period	$1,143	$52,537	$1,143

See notes to condensed consolidated financial statements -6-

i2corp.com and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, AND THE CUMULATIVE PERIOD FROM AUGUST 2, 1995, THROUGH SEPTEMBER 30, 2001

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

2. Contingencies:

Going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2001, the Company has accumulated an operating deficit of $2,463,983 and a working capital deficiency of $577,892, and the Company’s ability to continue as a going concern is dependant upon the success of management’s plans (See next paragraph). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is management’s plan to finance its operations for the foreseeable future primarily with additional proceeds from the capital contribution receivable from a minority shareholder (Note 3) and to explore other financing options in the investment community. Management is also in the process of negotiating licensing agreements that, if consummated, would generate operating revenues. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives in the short term.

Other. The Company has been presented with claims asserting that certain individuals and/or entities are entitled to an aggregate of approximately 750,000 shares of the Company’s common stock. Based on the available evidence and the advice of counsel, management believes these claims are inconsistent with the Company’s records and invalid and will not have a significant effect upon the Company. In the unlikely event the Company would be required to issue some or all of the shares that are claimed by these individuals or entities, there would be up to 2.5% dilution of interests of its stockholders, based on claims presently known.

On September 11, 2001, the United States was subjected to extensive terrorist attacks likely to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact on the nation’s economy and the Company’s business cannot be predicted at this time but may be substantial.

3. Related party and other stockholder transactions:

In connection with, and as an incentive for HGN to enter into a reverse acquisition in February 2000, a minority stockholder of the predecessor agreed informally to make a capital contribution to the Company of $3.1 million. During the quarter ended September 30, 2001, the stockholder transferred shares of his stock valued at $2,250 based on undiscounted quoted market prices, to vendors to pay obligations of the same amount, owed by the Company. The remaining receivable may be paid off in whole or in part at any time without premium or discount. However, there is no due date.

Also during the quarter ended June 30, 2001, the majority stockholder transferred shares of his stock valued at $162,000, based on undiscounted quoted market prices, to vendors to pay liabilities of the same amount, owed by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

     The following discussion should be read in conjunction with our financial statements and notes to our financial statements, included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

     We have registered our common stock on a Registration Statement on Form 10-SB filed pursuant to the Securities Exchange Act of 1934, or the Exchange Act, and Rule 12(g) thereof. We file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, we may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act), Form S-1, Form S-4 or on Form S-3 (provided that we have during the prior 12 month period timely filed all reports required under the Exchange Act), and our class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that we are in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, such as statements relating to plans for future expansion, capital spending, future operations, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to the success of our product-development, marketing and sales activities, vigorous competition in the gaming industry, the dependence on existing management, the inherent uncertainty and costs of prolonged arbitration or litigation, the acceptance by the industry of our products and services, the results of financing raising activities, the effects of economic conditions and trade, legal, social and economic risks, such as regulations, governmental licensing issues, foreign qualifications and ability to conduct our method of business and the results of our business plan.

OVERVIEW

     i2corp.com. is a Nevada corporation that, through its wholly-owned subsidiary, Home Gambling Network, Inc., a Nevada Corporation, holds a patent that details the method for wagering on live remote games and events utilizing electronic transactions.

     Home Gambling Network, or HGN, was formed on August 2, 1995, for the purpose of managing, marketing and licensing U.S. Patent No. 5,800,268, which details the method for wagering on live remote games and events utilizing electronic transactions. The patent was issued to Melvin Molnick, the current President of HGN, on September 1, 1998. Mr. Molnick assigned his rights under the patent to HGN on October 22, 1998. Since formation, HGN has concentrated its resources on educating and informing the gambling industry, regulatory agencies and policy makers around the world about Remote Wagering™ and gambling. Such information has been focused on any and all electronic means and technologies such as, but not limited to, TV, satellite and wireless gambling and our methods incorporating the patent.

Our short-term objectives are the following:

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

Our long-term objectives are as follows:

1.	Generate royalty and consulting revenues at a level that will provide for future long-term growth.

2.	Develop and manage new intellectual property for diversification.

     i2corp.com. was originally incorporated in Utah on November 7, 1985 as Hi-Tech Research Corporation. In December 1991, Hi-Tech merged with and into Standard Group International, Inc. a California corporation. Through the merger with and into a wholly-owned subsidiary, Standard Group International changed its domicile from California to Nevada on April 30, 1998 and, then, changed its name to Entertainment 21, Inc. on May 20, 1998. On November 18, 1998, Entertainment 21 merged with PCG Media, Inc., a Nevada corporation, with Entertainment 21 being the surviving corporation and changed its name to “PCG Media, Inc.” PCG Media was an investment management company established to acquire and manage independent media and entertainment properties. Subsequent to the merger, certain contracts failed to commence, and PCG Media ceased commercial operations shortly after the merger. On February 10, 2000, HGN merged with PCG Sub, Inc., a Nevada corporation and a wholly owned subsidiary of PCG Media, with HGN as the surviving corporation, or the Reverse Acquisition. Concurrent with the Reverse Acquisition, PCG Media changed its name to “i2corp.com.”

     In addition to HGN, we have two other wholly owned subsidiaries. Our other wholly owned subsidiaries are i2Consult.com, a Nevada corporation that will provide services to our licensees, and i2Develop.com, a Nevada corporation that will develop and market future technologies to licensees.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Revenues

     We are in the development stage, with limited revenues solely generated from licenses. For the six months ended September 30, 2000, our revenues consisted of non-refundable payments received in connection with a licensing agreement which was subsequently cancelled. The full amount of the payments received was recognized as revenue. We currently do not have any revenue generating licensing agreements executed, and we expect that we will continue to incur substantial marketing, research and development expenses for further product enhancement and development activities which will cause us to incur additional losses in the near future.

     Expenses

     Selling, general and administrative expenses were $793,219 for the six months ended September 30, 2001 and $735,545 for the six months ended September 30, 2000, representing an increase of $57,674, or 8%. We expect that we will continue to incur substantial marketing expenses for further product position that will cause us to incur additional losses in the near future. Salaries, professional fees and occupancy costs will continue to contribute to our substantial losses.

     Net Loss

     We incurred net losses of $740,497 and $800,071 during the six months ended September 30, 2000 and 2001, respectively. As of September 30, 2001, we had cumulative net losses since inception of $2,463,983. We expect to continue to incur substantial losses and negative cash flow at least through the current fiscal year ending March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     In connection with, and as an incentive for HGN to enter into the Reverse Acquisition with PCG Media, a minority stockholder (then of PCG Media) agreed informally to make a capital contribution to i2corp.com originally in the amount of $3.1 million. As of September 30, 2001, approximately $1.8 million has been received, leaving a remaining capital contribution receivable balance of approximately $1.3 million. This capital contribution receivable may be paid off in whole or in part at any time without premium or discount and there is no due date.

     The Company’s ability to continue as a going concern is dependent upon the success of management’s plans discussed elsewhere herein. As of September 30, 2001, we are dependent on collections on a capital contribution receivable and have depleted most of our cash resources and do not possess the collateral to borrow from traditional lending sources. We expect some cash flows from operating activities to begin during the current fiscal year. However, depending on the success of our efforts to execute revenue generating licensing agreements, our management believes that immediate cash infusions will need to be supplemented to support our operations over the next 12 months. Factors that may contribute to generation of operating cash flows include the changing legislative climate and legal entrance into the Internet gambling market of gaming and wagering operators. Our current cash on hand is not sufficient to meet ongoing operating expenses. Additional working capital may be sought through debt or equity private placements, additional loans from institutional lenders or from related parties (officers, directors or stockholders), or from industry-available funding sources, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Although we believe that we will obtain the necessary financing, there can be no assurances that financing in the amount and on terms acceptable to us will be available within the time frame required.

     In response to our inability to date to meet our ongoing expenses and to reduce our operating expenses, we have implemented certain cost cutting measures, including the termination of the employment of our former chief accounting officer and the voluntary suspension of payment of accrued officers’ salaries. In the event we are not able to obtain immediate cash infusions and additional working capital, we may consider various courses of action, including, without limitation, the further scaling back of operations, the suspension of operations, the sale or licensing of our assets, the combination with another entity or the filing of a petition under federal bankruptcy law.

     At September 30, 2001, we had cash of $1,143. At September 30, 2001, we had current liabilities of $654,385, including $321,172 in accrued officers’ salaries, which exceeded current assets by $577,892.

     Net cash used in operating activities in the six months ended September 30, 2001 amounted to $291,415 compared to $709,814 in the six months ended September 30, 2000. The decreased use of cash is mainly attributable to cash preservation efforts including the voluntary suspension of payment of officers’ salaries and reduced levels of marketing and other general and administrative expenses.

     Net cash used in investing activities amounted to $18,480 in the six months ended September 30, 2001 compared to $38,087 in the six months ended September 30, 2000. This decrease in use of cash is primarily due to a decrease in furniture, fixtures and equipment purchases.

     Financing activities generated net cash of $309,620 in the six months ended September 30, 2001 compared with $686,804 in the six months ended September 30, 2000, with the decrease attributable to the decreased collections on the capital contribution receivable.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On June 27, 2001, a lawsuit for patent infringement was filed in United States District Court for the District of Nevada against DrHo.com, its owners, management, officers, executives and related contributing infringing companies by HGN. HGN’s complaint alleges that the defendants have directly or contributoraly infringed HGN’s patent through their development and maintenance of the Internet web site, www.drho.com. HGN seeks permanent injunctive relief against defendants as well as actual damages, treble damages, costs of the suit and attorneys’ fees. Since the matter is in the early stages, we are unable to determine the potential impact of an adverse decision on our financial condition or future results of operations. HGN moved for a preliminary injunction on October 19, 2001 against the named defendants, seeking to enjoin them from operating the www.drho.com website. The motion is currently pending.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On August 31, 2001, we held our annual meeting of stockholders at 5392 S. Eastern Avenue, Building A-North, Las Vegas, Nevada 89119. We submitted two proposals to our stockholders, the election of deedee Molnick, Christopher P. Almida, Jesse D. Molnick, H. Yale Gutnick, Philip J. Anderson and Suzanne M. Molnick as our directors and the ratification of the appointment of Piercy, Bowler, Taylor & Kern, CPAs as our auditors.

     The record date of our annual meeting was July 17, 2001 on which we had a total of 30,001,000 shares of common stock outstanding. A total of 30,001,000 shares, or 100 % of the total number of outstanding shares of our common stock, were voted, representing a sufficient number of shares to constitute a quorum. The results of our annual meeting are as follows:

     PROPOSAL ONE: ELECTION OF DIRECTORS

Name	Votes For	Votes Against
deedee Molnick	30,001,000 shares	0 shares
Christopher P. Almida	30,001,000 shares	0 shares
Jesse D. Molnick	30,000,456 shares	544 shares
H. Yale Gutnick	30,001,000 shares	0 shares
Philip J. Anderson	30,001,000 shares	0 shares
Suzanne M. Molnick	29,999,456 shares	1,544 shares

-12-

PROPOSAL TWO: RATIFICATION OF THE APPOINTMENT OF PIERCY, BOWLER, TAYLOR & KERN, CPAS

Votes For	Votes Against	Abstentions
29,999,150 shares	1,000 shares	850 shares

     As a result of the votes cast by our stockholders at our annual meeting, the two proposals submitted to our stockholders were passed.

ITEM 5. OTHER INFORMATION.

     Joint Marketing Agreement. On July, 26, 2001, we entered into a joint marketing agreement with AcSys Biometrics to market our HGN method of wagering and AcSys Biometrics Online Gaming Security Solution. i2corp.com and AcSys have been jointly demonstrating their products in both the Nevada and New Jersey market to potential operators. Additionally, HGN has been using its “Proof Of Concept” demonstration package developed by 3V Graphics Inc. of Las Vegas, Nevada to visually demonstrate to operators what wagering with a live dealer from a remote location would be like. This demonstration was put together at the request of an Atlantic City operator with whom we are in ongoing discussions.

     Development of Proprietary Payment System. On October 30, 2001, we signed a letter of intent with Global Cash Access, a supplier of cash access, financial management and customer relationship marketing technologies to the gaming industry, to develop a proprietary payment system for Internet gaming.

     Legislative Developments. As a result of marketing efforts in which we actively participate in Atlantic City, New Jersey, we have seen the introduction of a Live Internet Gaming Bill A-3932. Our representatives traveled to Trenton, New Jersey on November 19, 2001 to testify in support of the bill and to give a live demonstration to the committee that would be considering the bill. Although our demonstration was positively received, the bill was tabled due to the “Lame Duck” session and its late introduction. We believe that the bill will be reintroduced in the 2002 legislative session, and we will continue to lobby for its passage.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     None.

     (b) Reports on Form 8-K.

     None.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 7, 2001	i2CORP.COM (Registrant) By: /s/ Christopher P. Almida —————————————— Christopher P. Almida Its: President

-14-