Form 10QSB
period 2001-12-31
I2CORP COM
filed 2002-02-14
CIK 1096025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:            December 31, 2001
                                     -------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:                   to
                                     -----------------      --------------------

     Commission file number:                       000-27603
                             ---------------------------------------------------

                                   i2corp.com
                     (Exact name of small business issuer as
                            specified in its charter)

                 Nevada                                 84-1423373
      (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)              Identification No.)

       5392 S. Eastern Avenue, Building A - North, Las Vegas, Nevada 89119
                    (Address of principal executive offices)

                                  702 597-3331
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  32,500,000 shares of common stock, $0.001 par value, as of December 31, 2001
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  YES [_]  NO [X]

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                                 PAGE

PART I - FINANCIAL INFORMATION....................................................................................3
         ITEM 1.  FINANCIAL STATEMENTS............................................................................3
                  CONDENSED CONSOLIDATED BALANCE SHEETS...........................................................3
                  CONDENSED CONSOLIDATED STATEMENTS OF DEVELOPMENT STAGE OPERATIONS...............................4
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY.........................................5
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................6
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION...............8

PART II - OTHER INFORMATION......................................................................................10
         ITEM 1.  LEGAL PROCEEDINGS..............................................................................10
         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................10
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................10
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................10
         ITEM 5.  OTHER INFORMATION..............................................................................10
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................11

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           i2CORP.COM AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        December 31,         March 31,
                                                                           2001                2001
                                                                     ------------------   --------------
                                                                         (Unaudited)
ASSETS

Current assets:
      Cash                                                           $         8,646    $         1,418
      Current portion of capital contribution receivable                                        103,250
      Due from stockholders                                                                      62,189
      Other assets                                                            76,208             18,546
                                                                     ---------------    ---------------


                                                                              84,854            185,403


Furniture, fixtures, and equipment, net                                       63,492             77,368


Patent                                                                       115,270            107,087
                                                                     ---------------    ---------------

                                                                     $       263,616    $       369,858
                                                                     ===============    ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY


Current liabilities:
      Accounts payable                                               $       267,441    $       277,175
      Accrued expenses and other                                              40,195            115,251
      Due to stockholders                                                    461,945

                                                                     ---------------    ---------------

                                                                             769,581            392,426
                                                                     ---------------    ---------------

Stockholders' equity deficiency:
      Common stock, 50,000,000 shares authorized, 31,701,000 and
           30,000,000, issued and outstanding, $.001 par value                31,701             30,000
      Additional paid-in-capital                                           3,387,819          3,180,900
      Less capital contribution receivable, net of current portion        (1,346,548)        (1,569,556)
      Deficit accumulated in the development stage                        (2,578,937)        (1,663,912)
                                                                     ---------------    ---------------

                                                                            (505,965)           (22,568)
                                                                     ---------------    ---------------

                                                                     $       263,616    $       369,858
                                                                     ===============    ===============


            See notes to condensed consolidated financial statements
                           i2CORP.COM AND SUBSIDIARIES
                        (A Development Stage Enterprise)
        CONDENSED CONSOLIDATED STATEMENTS OF DEVELOPMENT STAGE OPERATIONS

                                   (UNAUDITED)

                                      Three-month periods ended      Nine-month periods ended
                                             December 31,                   December 31,
                                    ----------------------------    ----------------------------      Cumulative
                                         2001            2000             2001            2000          Period
Selling, general and
    administrative expenses         $    171,276    $    249,998    $    964,495    $    985,543    $  2,621,517
Interest expense                           2,356            --            13,307           8,284          40,809
Less revenue                             (58,678)         (1,729)        (62,777)         (5,061)        (83,389)
                                    ------------    ------------    ------------    ------------    ------------

Net loss                            $    114,954    $    248,269    $    915,025    $    988,766    $  2,578,937
                                    ============    ============    ============    ============    ============

Net loss per common share           $      0.004    $      0.008    $      0.029    $      0.022    $      0.093
                                    ============    ============    ============    ============    ============

Weighted average number of shares
    outstanding                       31,701,000      30,000,000      31,101,434      30,000,000      27,658,514
                                    ============    ============    ============    ============    ============


            See notes to condensed consolidated financial statements
                           i2CORP.COM AND SUBSIDIARIES
                        (A Development Stage Enterprise)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY

                                                                                                                             Total
                                                 Common stock       Additional           Capital                      stockholders'
                                ------------------------------         paid-in      contribution       Accumulated           equity
                                       Shares       Par value          capital        receivable           deficit       deficiency
                                --------------   -------------    -------------    --------------    --------------   --------------
From inception, August 2,
1995, to June 30, 1999:
     Initial capitalization
     of HGN                         1,000,000         $ 1,000                                                            $    1,000
     Retroactive effect of
     "reverse acquisition"and
     recapitalization              24,179,700          24,180       $ (29,000)                                               (4,820)
     Shares issued by
     predecessor management
     for services and other
     noncash transactions           4,770,300           4,770                                                                 4,770

     Net loss                                                                                           $ (80,290)          (80,290)
                                --------------   -------------    -------------                      --------------   --------------
     Balances, June 30, 1999,
     after retroactive
     recapitalization              29,950,000          29,950         (29,000)                            (80,290)          (79,340)
Nine months ended March 31,
2000:
     Shares issued for
     services, August 1999,
     prior to "reverse
     acquisition," valued by
     predecessor management
     at par                            50,000              50                                                                    50
     Capital contribution
     pledged                                                        3,100,000       (3,100,000)

     Net loss                                                                                            (228,782)         (228,782)
                                --------------   -------------    -------------    --------------    --------------   --------------
     Balances, March 31, 2000      30,000,000          30,000       3,071,000       (3,100,000)          (309,072)         (308,072)

Year ended March 31, 2001:
     Reductions in capital
     contribution receivable
     (including $927,194
     received in cash and
     $500,000 to convert
     note payable)                                                                   1,427,194                            1,427,194
     Portion of capital
     contribution receivable
     transferred to current
     assets                                                                            103,250                              103,250
     Options granted for
     services                                                         109,900                                               109,900


     Net loss                                                                                          (1,354,840)       (1,354,840)
                                --------------   -------------    -------------    --------------    --------------   --------------
     Balances, March 31, 2001      30,000,000          30,000       3,180,900       (1,569,556)        (1,663,912)          (22,568)

Nine months ended December
31, 2001 (unaudited):
     Reductions in capital
     contribution receivable
     (including $2,250 received in
     cash and $220,758 in advances
     to vendors in settlement of
     Company liabilities)                                                              223,008                              223,008
     Employee stock options
     granted                                                            4,500                                                 4,500

     Exercise of options            1,701,000           1,701         202,419                                               204,120

     Net loss                                                                                            (915,025)         (915,025)
                                --------------   -------------    -------------    --------------    --------------   --------------
     Balances, December 31,
     2001                          31,701,000          $1,701      $3,387,819      $(1,346,548)      $ (2,578,937)      $  (505,965)
                                ==============   =============    =============    ==============    ==============   ==============

            See notes to condensed consolidated financial statements i2CORP.COM AND SUBSIDIARIES

                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                  August 2, 1995,
                                                                        Nine-months ended December 31,                through
                                                                          2001                  2000              December 31, 2001
                                                           -------------------------------------------------------------------------

Operating activities:
    Net cash used in operating activities                             $ (283,911)           $ (946,148)               $ (1,441,116)
                                                           -------------------------------------------------------------------------

Investing activities:
    Purchases of furniture, fixtures and equipment                       (10,298)              (26,035)                   (110,850)
    Patent costs                                                          (8,183)              (16,752)                    (62,567)
                                                           -------------------------------------------------------------------------
    Cash used in investing activities                                    (18,481)              (42,787)                   (173,417)
                                                           -------------------------------------------------------------------------

Financing activities:
    Collection of capital contribution receivable                        105,500               901,022                   1,032,694
    Exercise of stock options                                            204,120                                           204,120
    Proceeds of stockholder advances                                                                                         1,000
    Repayments of stockholder advances                                                                                    (114,635)
    Proceeds of note payable                                                                                               500,000
                                                           -------------------------------------------------------------------------
    Net cash provided by financing activities                            309,620               901,022                   1,623,179
                                                           -------------------------------------------------------------------------

Net increase (decrease) in cash                                            7,228               (87,913)                      8,646

    Beginning of period                                                    1,418               113,634
                                                           -------------------------------------------------------------------------

    End of period                                                   $      8,646           $    25,721                $      8,646
                                                           =========================================================================


            See notes to condensed consolidated financial statements i2corp.com and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000, AND THE
  CUMULATIVE PERIOD FROM AUGUST 2, 1995, THROUGH DECEMBER 31, 2001
--------------------------------------------------------------------------------



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

These statements should be read in conjunction with the financial statements and related notes that appear in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001, from which the balance sheet at March 31, 2001, was derived. Certain items in the unaudited financial statements have been reclassified in the current presentation.

2. Contingencies:
Going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of December 31, 2001, the Company has accumulated a development stage deficit of $2,578,937 and a working capital deficiency of $682,727, and the Company's ability to continue as a going concern is dependent upon the success of management's plans (see next paragraph). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is management's plan to finance its operations for the foreseeable future primarily with additional proceeds from the capital contribution receivable from a minority stockholder (Note 3) and to explore other financing options in the investment community. Management is also in the process of negotiating additional licensing agreements that, if consummated, would generate operating revenues. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives in the short term.

Other. The Company has been presented with claims asserting that certain individuals and/or entities are entitled to an aggregate of approximately 750,000 shares of the Company's common stock. Based on the available evidence and the advice of counsel, management believes these claims are inconsistent with the Company's records and invalid and will not have a significant effect on the Company. In the unlikely event the Company would be required to issue some or all of the shares that are claimed by these individuals or entities, there would be up to 2.5% dilution of interests of its stockholders, based on claims presently known.

On September 11, 2001, the United States was subjected to extensive terrorist attacks likely to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact on the nation's economy and the Company's business cannot be predicted at this time but may be substantial.


3. Related party and other stockholder transactions:

In connection with, and as an incentive for HGN to enter into a public shell merger in February 2000, a minority stockholder of the predecessor agreed informally to make a capital contribution to the Company of $3.1 million. The remaining receivable may be paid off in whole or in part at any time without premium or discount. However, there is no due date.
Also during the nine months ended December 31, 2001, the majority stockholder transferred stock of the Company valued at $162,000, based on undiscounted quoted market prices, to vendors to pay liabilities of the same amount owed by the Company.

Due to officers/stockholders at December 31, 2001, consists primarily of $423,967 in unpaid salaries plus advances.

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

OVERVIEW AND PLANS

     i2corp.com. is a Nevada corporation that, through its wholly-owned subsidiary, Home Gambling Network, Inc., a Nevada Corporation, holds a patent that details the method for wagering on live remote games and events utilizing electronic transactions. We are a development stage enterprise.

     Home Gambling Network, or HGN, was formed on August 2, 1995, for the purpose of managing, marketing and licensing U.S. Patent No. 5,800,268, which details the method for wagering on live remote games and events utilizing electronic transactions. The patent was issued to Melvin Molnick, the current President of HGN, on September 1, 1998. Mr. Molnick assigned his rights under the patent to HGN on October 22, 1998. Since formation, HGN has concentrated its resources on educating and informing the gambling industry, regulatory agencies and policy makers around the world about Remote Wagering(TM) and gambling. Such information has been focused on any and all electronic means and technologies such as, but not limited to, TV, satellite and wireless gambling and our methods incorporating the patent.

     i2corp.com. was originally incorporated in Utah on November 7, 1985, as Hi-Tech Research Corporation. In December 1991, Hi-Tech merged with and into Standard Group International, Inc. a California corporation. Through the merger with and into a wholly-owned subsidiary, Standard Group International changed its domicile from California to Nevada on April 30, 1998 and, then, changed its name to Entertainment 21, Inc. on May 20, 1998. On November 18, 1998, Entertainment 21 merged with PCG Media, Inc., a Nevada corporation, with Entertainment 21 being the surviving corporation and changed its name to "PCG Media, Inc." PCG Media was an investment management company established to acquire and manage independent media and entertainment properties. Subsequent to the merger, certain contracts failed to commence, and PCG Media ceased commercial operations shortly after the merger. On February 10, 2000, HGN merged with PCG Sub, Inc., a Nevada corporation and a wholly owned subsidiary of PCG Media, with HGN as the surviving corporation, or the Reverse Acquisition. Concurrent with the Reverse Acquisition, PCG Media changed its name to "i2corp.com."

     In addition to HGN, we have two other wholly owned subsidiaries. Our other wholly owned subsidiaries are i2Consult.com, a Nevada corporation that will eventually provide services to our licensees, and i2Develop.com, a Nevada corporation that will develop and market future technologies to licensees.

         In connection with, and as an incentive for HGN to enter into the Reverse Acquisition with PCG Media, a minority stockholder (then of PCG Media) agreed informally to make a capital contribution to i2corp.com originally in the amount of $3.1 million. As of December 31, 2001, approximately $1.8 million has been received, leaving a remaining capital contribution receivable balance of approximately $1.3 million. This capital contribution receivable may be paid off in whole or in part at any time without premium or discount and there is no due date.

     In their report on our audited financial statements as of and for the year ended March 31, 2001, our auditors expressed substantial doubt as to its ability to continue as a going concern, which continues to be dependent upon the success of management's plans discussed elsewhere herein. As of December 31, 2001, we were dependent on collections on a capital contribution receivable and have depleted most of our cash resources and do not possess the collateral to borrow from traditional lending sources. We expect some cash flows from operating activities to begin during the current fiscal year. However, depending on the success of our efforts to execute revenue generating licensing agreements, our management believes that immediate cash infusions will be required to support our operations over the next 12 months. Factors that may contribute to generation of operating cash flows include the changing legislative climate and legal entrance into the Internet gambling market of gaming and wagering operators. Our current cash on hand is not sufficient to meet ongoing operating expenses. Additional working capital may be sought through debt or equity private placements, additional loans from institutional lenders or from related parties (officers, directors or stockholders), or from industry-available funding sources, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Although we believe that we will obtain the necessary financing, there can be no assurances that financing in the amount and on terms acceptable to us will be available within the time frame required.

     In response to our inability to date to meet our ongoing expenses and to reduce our operating expenses, we have implemented certain cost cutting measures, including the termination of the employment of our former chief accounting officer and the suspension of payment of accrued officers' salaries. These unpaid salaries, and the other conditions that caused them, have resulted in a severe deterioration in our working capital position since March 31, 2001.

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

     We currently have no plans for any significant purchase or sale of plant or equipment or significant changes in the number of employees in the foreseeable future.

COMPARISON OF DEVELOPMENT STAGE OPERATIONS, NINE MONTHS ENDED DECEMBER 31, 2001
                     AND 2000

     Revenues

     We are in the development stage, with limited revenues solely generated from licenses. Revenue for the nine months ended December 31, 2001 consists principally of a license fee for which no future services need to be provided. For the nine months ended December 31, 2000, our revenues consisted of non-refundable payments received in connection with a licensing agreement which was subsequently cancelled. The full amount of the payments received was recognized as revenue.

     Expenses

     Selling, general and administrative expenses for the nine months ended December 31, 2001, were comparable to those incurred for the nine months ended December 31, 2000. We expect that we will continue to incur substantial marketing expenses for further product position that will cause us to incur additional losses in the near future. Salaries, professional fees and occupancy costs will continue to contribute to our substantial losses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

     Broadcasting Concepts LLC- Distributor/Operator License Agreement. On December 18, 2001 Home Gambling Network (HGN) signed a distributor/operator license agreement with Broadcasting Concepts LLC of Nevis, West Indies for a themed live remote wagering(TM) casino. The license allows Broadcasting Concepts to act as an operator and to sublicense other prospective themed operators and has a one-year term that may be renewed at the option of HGN on an annual basis. In addition to receiving an upfront licensing fee, HGN will be receiving a royalty fee percentage based on the operator's gross hold. The operation is expected to go live in May of 2002.

     Broadcasting Concepts LLC-Consulting Agreement. On January 8, 2002 i2corp.com executed a consulting agreement with Broadcasting Concepts LLC as an additional service relating to the recently issued license by HGN. i2corp.com will be providing Broadcasting Concepts LLC industry expertise, research and assistance in its effort to debut its convergence of adult entertainment and live remote wagering(TM)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     None.

     (b)  Reports on Form 8-K.

     None.

                                    SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          i2CORP.COM
                                          (Registrant)

Date:    February 11, 2002                By:      /s/ Christopher Almida
                                                   -----------------------------
                                                   Christopher P. Almida
                                          Its:     President