Form 10KSB
period 2002-03-31
I2CORP COM
filed 2002-07-10
CIK 1096025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For the fiscal year ended March 31, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                        Commission file number 000-27603

                                   i2corp.com
                 (Name of small business issuer in its charter)

                  Nevada                                   84-1423373
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

       5392 S. Eastern Avenue, Building A- North
                    Las Vegas, Nevada                                 89119
(Address and telephone number of principal executive offices)       (Zip Code)

Issuer's telephone number: (702) 597-3331

Securities registered pursuant to Section 12(b) of the Act:  None

       Title of each class             Name of each exchange on which registered
__________________________________     _________________________________________

__________________________________     _________________________________________

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                             (Title of each class)

--------------------------------------------------------------------------------
                              (Title of each class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year: $120,135

      State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,154,068.8 ($0.08 per share, as reported on the Nasdaq OTC Bulletin Board on June 24, 2002)

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.001 par value 37,500,000 shares as of June 24, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference from the issuer's Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

      Transitional Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I ........................................................................................................2

     ITEM 1.  Description of Business..........................................................................2

     ITEM 2.  Description of Property..........................................................................6

     ITEM 3.  Legal Proceedings................................................................................6

     ITEM 4.  Submission of Matters to a Vote of Security Holders..............................................6

PART II .......................................................................................................6

     ITEM 5.  Market for Common Equity and Related Stockholder Matters.........................................6

     ITEM 6.  Management's Discussion and Analysis of Financial Condition and Results of Operation.............7

     ITEM 7.  Financial Statements.............................................................................10

     ITEM 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.............20

PART III ......................................................................................................20

     ITEM 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act ...............................................................20

     ITEM 10. Executive Compensation...........................................................................20

     ITEM 11. Security Ownership of Certain Beneficial Owners and Management...................................20

     ITEM 12. Certain Relationships and Related Transactions...................................................20

     ITEM 13. Exhibits and Reports on Form 8-K.................................................................20

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

      OVERVIEW

      Today, consumers identify Internet gambling as a manner in which to emulate casino-style games, otherwise known as virtual gambling. Our patented method of Remote Wagering(TM), on the other hand, requires the games and events to be conducted live and in real time. Under this Remote Wagering(TM) method, gamblers may wager with gaming and wagering operators worldwide that accept wagers on live games and events (to include, but not limited to, horse racing, soccer, bingo, or blackjack) from players located outside of the physical facility utilizing electronic transactions. The Remote Wagering trade mark is property of i2corp.com and may not be used without its permission.

      Through our wholly-owned subsidiary, Home Gambling Network, Inc. ("HGN"), i2corp will only license use of the patent to operators that are licensed in jurisdictions that are properly regulated by their respective governments. This criterion is in place in order to protect the credibility of our licensees among consumers and respective regulatory bodies. In addition to the licensing of its Remote Wagering(TM) intellectual property, i2corp, through its wholly owned subsidiary i2develop, is creating live game software platforms to be licensed in conjunction with the Remote Wagering(TM) patent. These platforms will enable operators to utilize i2corp as a single solution for all of its live Remote Wagering(TM) needs. i2corp is also creating relationships with other entities for technologies such as payment, CRM legacy integration, player authentication, and geo-location.

      Using the HGN method, in combination with live wagering platforms to be developed by our wholly-owned subsidiary, i2develop.com, name-brand casinos will have the ability to deliver their live gambling entertainment experience from their physical properties to players located remotely of the casino on the internet or through other communications mediums. In addition to their existing land based facility, operators will have the opportunity to create broadcast facilities with real table games staffed by actual dealers and croupiers dedicated to remote play. Sports betting facilities can accept remote wagers on live events from players not physically located at the casino, sports book or off-track betting ("OTB") facility. The on-line player will participate remotely through the Internet (and/or any other communication medium), interacting with the game through the use of their PC or other electronic device.

      Revenues generated from Internet-based broadcast facilities could be substantial as this industry is in its infancy. Also, the start-up costs for this type of gambling are a fraction of what it would cost to develop a Las Vegas-style casino/hotel property. Furthermore, it is expected that player fraud will be reduced because all live play will be recorded and archived and money laundering concerns are minimized as all transactions are conducted electronically creating an easily traced audit trail.

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

      On July 21, 1997, Standard California's wholly owned subsidiary, Standard Group International, Inc., was incorporated in the state of Nevada ("Standard Nevada"). Standard California merged with Standard Nevada on April 30, 1998, solely to change its domicile from California to Nevada. Standard Nevada changed its name to Entertainment 21, Inc. ("Entertainment") on May 20, 1998. On November 18, 1998, Entertainment merged with PCG Media, Inc. with Entertainment being the surviving corporation. PCG Media, Inc. was an investment management company established to acquire and manage independent media and entertainment properties. Pursuant to the Articles of Merger, Entertainment changed its name to PCG Media, Inc. ("PCG") on November 18, 1998. Subsequent to the merger, certain contracts failed to commence, and PCG ceased commercial operations shortly after the merger.

      On February 10, 2000, HGN merged with PCG Sub, Inc., a Nevada corporation and a wholly owned subsidiary of PCG formed for the purpose of this merger, with HGN as the surviving corporation ("Reverse Acquisition"). Concurrent with the Reverse Acquisition, PCG changed its name to i2corp.com. In addition to HGN, we have two other wholly-owned subsidiaries. Our other wholly owned subsidiaries are: (i) i2consult.com, a Nevada corporation that will provide services to our licensees; and (ii) i2develop.com, a Nevada corporation that will develop and market future technologies to licensees.

      HISTORY OF HOME GAMBLING NETWORK, INC.

      HGN was formed on August 2, 1995, for the purpose of managing, marketing and licensing US Patent 5,800,268, which details the method for wagering on live remote games and events utilizing electronic transactions (the "Patent"). The Patent was issued to Melvin Molnick, current President of HGN and Secretary/Treasurer of i2corp.com, on September 1, 1998. Mr. Molnick assigned his rights under the Patent to HGN on October 22, 1998.

      Since formation, HGN has concentrated its resources on educating and informing the gambling industry, regulatory agencies and policy makers around the world about Remote Wagering(TM) and gambling. Such information has been focused on any and all electronic means and technologies such as, but not limited to TV, satellite and wireless gambling and our methods incorporating the Patent.

      DESCRIPTION OF THE HGN PATENT

      The Patent was issued September 1, 1998. It has been reciprocated in and was published in Europe in November 1999and is expected to issue in late 2002 (the "European Patent"). We have been advised that the scope of any issued European Patent will include full protection in the United Kingdom, Austria, Germany, the Netherlands, as well as all other European countries, their territories and possessions. We also have corresponding patent applications pending in Australia and Canada.

      Our US Patent is directed to three primary components:

            o     The game or event is live.

            o     The player is remote from where the game is taking place.

            o     Financial transactions are conducted electronically.

      The patent details a method in which a casino may broadcast a live game to a player at a location remote from where the game is taking place and allow them to play that game live and in real time and to have their winnings and losses debited/credited electronically.

      SALES AND MARKETING

      We use various methods to promote our product including field visits to potential customers, speaking engagements at industry functions, live product demonstrations, advertising in trade journals, participation in trade shows and a worldwide Internet presence. i2corp has developed and presented to New Jersey regulators, US based casinos and investors a "Proof of Concept" live remote blackjack demonstration. We believe that these live product demonstrations have been extremely well received and, as a sales and marketing tool, will help propel i2corp forward as we move to deliver live gaming platforms that incorporate the patent. In early 2002, i2corp commissioned Michael Pollock author of the Gaming Industry Observer newsletter and principal of Pollock Gaming Resource Group (PGRG) to study the effect live Remote Wagering(TM) would have on the Atlantic City market. This report was released in April of 2002 and has validated to the industry our contention that this method of wagering will increase revenues, jobs and visitation to the land based facilities.

      Target Customers and Proposed Geographic Areas

      We intend to market our Patent to name brand, land-based wagering entities, offshore Internet wagering entities, Native American Indian tribes and foreign governments. Our initial marketing areas will be in the following geographic target markets: United States, United Kingdom, Europe, Australia, Canada and then to the emerging markets of Africa, South America, Central America and Russia.

      Gambling Market Segments

      Our major market segments are as follows:

            o Casino-style games to include but not limited to: black jack, poker, bingo, roulette, craps and remote slot products.

            o     Pari-mutual wagering (horse and dog racing).

            o     Interactive sports wagering.

            o     Lottery

      LEGAL AND REGULATORY ENVIRONMENTS

      Internet gambling is capturing the attention of regulators, policy makers and consumers worldwide. Due to an exponential increase in customer demand, the main issues facing Internet gambling operators are legislation, taxation, consumer protection and fraud detection. No single country is able to monitor and control the growth of Internet gambling. The United States, for example, has seen the introduction of regulation to attempt to curtail the use of the Internet for wagering purposes on a yearly basis since the mid 1990's. However not a single piece of Federal legislation has been passed that bans casino games over the Internet to date.

      Despite the efforts of the Federal government, states such as Nevada, California, New Jersey and Oregon have either passed legislation, subject to various pre-conditions regarding compliance with state and federal laws, to legalize this form of wagering or have introduced legislation demonstrating the demand for this type of wagering by both the industry and the consumer. Other countries, such as Australia, Norfolk Islands, UK, Holland, Gibraltar, Malta, Belize, Antigua, Curacao and Dominica have passed legislation that permits Internet gambling. These countries view Internet gambling as inevitable and therefore believe that they can best protect consumers through regulation.

      TECHNOLOGY

      Technology is constantly advancing as we move forward and explore various solutions that increase the performance and marketability of gaming platforms that would incorporate the Patent.

      Broadband and interactive TV, both of which would deliver better video quality, are making substantial in-roads into the marketplace in Europe and the Americas. Technical advances are also being made with interactive geo-location, GPS and player verification. These and other technologies with create a product that we believe will be user friendly, entertaining and meet the requirements of regulators.

      The technology required from the player's perspective to benefit from our method of wagering is virtually accessible to any person or marketplace. Millions of consumers use or have access to high-speed data and voice communications, satellite and cable television, or wireless devices. These types of communication tools are needed for broadcasting live games and events.

      BARRIERS TO ENTRY

      The barrier to entry to operate an on-line wagering facility is relatively low. The cost of establishing an Internet casino is a fraction of the cost to develop a traditional bricks and mortar casino. Presently, the market is in a state of flux with small-cap, first-to-market companies facing increased competition from traditional name-brand operators such as MGM Mirage, Sun, Stations Casinos and others.

      Through the licensing of the Patent, we are able to utilize the protection afforded under the law for patent holders. As we are the only entity that can issue a license for the HGN Patent, we are able to ensure that only qualified operators will enter the marketplace with this product and offer our licensees a step ahead of their unlicensed competition. In addition, we require that licensees be licensed in a regulated jurisdiction before that entity can utilize our method of gambling. We believe that this strategy will preserve for us the opportunity to license our product in highly regulated jurisdictions such as Nevada. As it is the nature of business to attempt to circumvent the rights of others in an effort to be more competitive, we expect to continue incurring legal fees to assert our rights under the patent worldwide until it as accepted as the de facto standard and a minor cost of doing business by the industry.

      AGREEMENTS

      On May 23, 2000, we entered into a one-year license agreement with CompuRace Inc. ("CompuRace"). In May, 2001, the license agreement expired and the option to renew was not granted.

      On January 9, 2001, a master license agreement for the territory covered by the pending European Patent was issued to Live2You, Ltd. of Gibraltar. The license is an exclusive, five-year agreement covering all forms of gambling, except for bingo. If minimum annual royalty criteria set forth in this agreement are met, we could receive $120 million or more in royalties over the term of the agreement. Management strongly believes that the licensee is capable of meeting these criteria.

      On July 26, 2001, HGN entered into a Joint Marketing Agreement with AcSys Biometrics of Atlanta. AcSys provides facial recognition technology that may have an impact on the positive identification requirements of many gaming jurisdictions that are currently offering or in the process of legalizing remote gaming. The service is modeled after the ASP model and customers bear the cost for verification.

      On October 30, 2001, HGN entered into a Letter of Intent to with Global Cash Access for the development of and use of a GCA developed remote payment system for remote wagering. We have continued to work with GCA to reach a final agreement and management is optimistic that said final agreement will be announced in the second half of 2002.

      On December 18, 2001, HGN entered into an agreement with Broadcasting Concepts LLC of Nevis, West Indies, for a distributor/operator license to operate an entertainment themed live Remote Wagering(TM) casino. Subsequently, on January 8, 2002, i2corp executed a Consulting Agreement with Broadcasting Concepts LLC as an additional service relating to its agreement with HGN. i2corp provided industry expertise, research and assistance in its effort to debut its entertainment themed live Remote Wagering(TM).

      EMPLOYEES

      As of June 15, 2002, we had 4 full-time employees engaged in management and administration. We also periodically engage consultants to assist us in various activities.

ITEM 2. DESCRIPTION OF PROPERTY

      On March 15, 2000, we entered into a two (2) year lease for approximately 3,200 square feet of office space in Las Vegas, Nevada. On March 15, 2002 the lease expired and we are now leasing on a month to month basis. The current monthly payment for this facility is $4,500. During the fiscal year ending March 31, 2002, payments for this facility were $48,160. We also lease, on a month-to-month basis, off-site facilities in Henderson, Nevada for storage. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

      On July 2, 2001, HGN filed a lawsuit for patent infringement in United States Federal Court, District of Nevada against Dr Ho.com, its owners, management, officers, executives and related contributing infringing companies. A counterclaim has been filed by Carribean Online Ltd. ("COL") for declaratory relief, attorney's fees and litigation expenses. HGN also filed a motion for preliminary injunction which was denied. Both HGN and COL have since filed Markman briefs, in order for the court to construe the claims of the Patent. Presently the case is in the initial stages of discovery. HGN has and will continue to litigate the case vigorously. Although it is difficult to predict with certainty what result will occur on the infringement issues, HGN is confident in its ability to prevail in this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There have been no matters submitted to a vote of security holders during the quarter ended March 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      On February 18, 2000, our common stock began trading on the NASDAQ OTC Bulletin Board under the symbol ITOO. From November 19, 1998 to February 17, 2000, our common stock traded on the NASDAQ OTC Bulletin Board under the symbol PCGM. From June 8, 1998 to November 18, 1998, our common stock traded on the NASDAQ OTC Bulletin Board under the symbol ENTM.

      The following table sets forth the high and low bid prices per share of our common stock during the last two fiscal years for the quarters indicated. These prices represent inter-dealer prices, without adjustment for retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                  CALENDAR QUARTER ENDED              HIGH         LOW
          -----------------------------------       -------      -------
          March 31, 2002                            $0.0900      $0.0700
          December 31, 2002                         $0.1200      $0.1100
          September 30, 2001                        $0.1800      $0.1800
          June 30, 2001                             $0.5300      $0.4500
          March 31, 2001                            $0.4062      $0.1250
          December 31, 2000                         $1.3480      $0.1562
          September 30, 2000                        $2.5000      $1.1250
          June 30, 2000                             $4.3800      $1.3100

      As of June 24, 2002, we had approximately 125 stockholders of record, excluding objecting beneficial owners whose shares are held in street name by brokerage firms and other nominees who hold shares for multiple investors.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The following discussion should be read in conjunction with our financial statements and the notes thereto.

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

YEARS ENDED MARCH 31, 2002 AND 2001

      REVENUES

      We are in the initial stages of realizing licensing revenues as result of the efforts of our sales and marketing. During the year ended March 31, 2002, we realized revenues of $108,100 from a license and consulting agreement with Broadcasting Concepts LLC and additional revenues of $12,035 from non-refundable payments received in connection with cancelled or expired licensing agreements and miscellaneous income. During the year ended March 31, 2001, we realized revenues of only $1,960. The increase in revenue was due primarily to said license and consulting agreement.

      EXPENSES

      We incurred general and administrative expenses of $1,135,203 and $1,351,902 for the years ended March 31, 2002 and 2001, respectively. The decrease in general and administrative expenses was due primarily to a decrease in expenses as a part of management's effort to decrease our expenditures. We expect that we will continue to incur substantial marketing expenses for further product positioning that will cause us to incur additional losses in the near future. In addition, salaries, professional fees and occupancy costs will continue to contribute to our losses. However subsequent to our March 31, 2002 year end, our officers agreed to forgive the accumulated salaries and interest owed to them as of March 31, 2002 in exchange for the advances made to them by i2corp during the same period. This transaction has been detailed in the notes to financial statements incorporated herein.

      NET LOSS

      For the years ended March 31, 2002 and 2001, we incurred a net loss, of $1,048,600 and $1,354,840, respectively. The decrease in net loss was due primarily to the increase in revenue and the reduction in general and administrative expenses. As of March 31, 2002, we had cumulative net losses since inception of $2,712,512 and we expect to continue to incur substantial losses and negative cash flow at least through fiscal year ending March 31, 2003.

      CASH FLOW

      Net cash used in operating activities in the year ended March 31, 2002 amounted to $176,309 compared to $989,319 in the year ended March 31, 2001. The decreased use of cash is mainly attributable to decreased levels of marketing, general and administrative expenses as a result of less cash on hand.

      Net cash used in investing activities amounted to $135,741 in the year ended March 31, 2002 compared to $50,091 in the year ended March 31, 2001. This increase in use of cash is primarily due to a increase in advances to officers/shareholders.

      Financing activities generated net cash of $311,870 in the year ended March 31, 2002 compared with $927,124 in the year ended March 31, 2001, with the decrease attributable to a decrease in the collection of a capital contribution receivable and offset by the exercise of stock options.

      LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2002, we had cash of $1,238 and a working capital deficit of $258,302, compared to cash of $1,418 and a working capital deficit of $207,023 at March 31, 2001. Due to our limited cash-on-hand and our limited sources of liquidity, we are in constant need of additional working capital. Our accumulated deficit was $2,712,512 at March 31, 2002, compared to $1,663,912 at March 31, 2001. The increase was due to our continued net losses.

      Although we started to generate limited cash flows from operating activities during the fiscal year ending March 31, 2002, our current cash on hand is not sufficient to meet our ongoing operating expenses. In addition, as we are not able to rely on our capital contribution receivable for funds, we will have to depend upon our ability to execute revenue-generating licensing agreements and upon additional financing from private or public debt or equity placements, loans from banks or officers, directors, stockholders or traditional funding sources interest, or a combination of these. Our ability to enter into additional revenue-generating licensing agreements will depend, in part, on the constantly changing legislative climate and legal entrance into the Internet gambling market of gaming and wagering operators. In addition, our ability to raise additional working capital will depend, in part, on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Though we believe that we will obtain financing, there can be no assurances that financing in the amount and on terms acceptable to us will be available within the time frame required.

                                  RISK FACTORS

      We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations. If that occurs, the trading price of our common stock could decline.

                             RISKS RELATED TO I2CORP

      We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the years ended March 31, 2002 and 2001, we have incurred net losses of $1,048,600 and $1,354,840, respectively, and our operations have used $176,309 and $989,319 of cash, respectively. As of March 31, 2002 and 2001, we had accumulated deficits of $2,712,512 and $1,663,912, respectively. If our revenues decline or grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, our business would be severely harmed. We cannot assure you that revenues will grow in the future or that we will generate sufficient revenues for profitability, or that profitability, if achieved, can be sustained on an ongoing basis.

      Our independent auditors issued a report on their audit of our consolidated financial statements for the years ended March 31, 2002 and 2001. Their report contains an explanatory paragraph in which they state that our history of recurring losses and our continued use of cash in operations raise substantial doubt regarding our ability to continue as a going concern. If we continue to generate significant losses from our operations, we may be unable to continue as a going concern.

      Over the last few years, our activities have been limited to analyzing the gaming industry, consulting with persons in the gaming industry and marketing our Patent to the gaming industry. There is no guarantee that we will be able to generate sufficient revenue to sustain our operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for our business operations.

      We are dependent upon the abilities and efforts of certain management personnel, including deedee Molnick, Chris P. Almida, Jesse D. Molnick and Melvin Molnick. Our future success will depend in part upon our ability to attract and retain qualified personnel to fill key sales, administrative and management positions. There can be no assurance that we will be able to locate and retain key individuals in the event of the loss of such key individuals.

      We believe our intellectual property, such as the Patent, is important to our competitive position. If we are unable to protect our intellectual property against unauthorized use by others, our competitive position could be harmed. We enter into confidentiality and/or non-compete agreements with our employees and consultants, and control access to and distribution of our documentation and other proprietary information. Despite these precautions, we cannot assure you that these strategies will be adequate to prevent misappropriation of our intellectual property. We could be required to expend significant amounts to defend our rights to intellectual property.

                          RISKS RELATED TO OUR INDUSTRY

      The gaming industry is highly regulated. Many gaming authorities have broad authority regarding licensing and registration of entities and individuals involved in gaming operations, including the ability to, among other things, revoke the gaming license of any person licensed. Due to the uncertainty regarding Internet gaming and the hesitation of state gaming authorities to sanction Internet gaming, the involvement of a gaming licensee in Internet gaming may cause the revocation of the licensee's gaming license. In addition, for some states, it will be required to pass enabling legislation in order to legalize Internet gaming. Accordingly, there is no assurance that state gaming authorities will permit Internet gaming and, if so, whether such rules or regulations will conflict with federal laws related to Internet gaming. We cannot predict the effects that adoption of and changes in Internet gaming laws, rules and regulations might have on our future operations.

      There is significant competition in the Internet gaming industry. Although our technology is applicable to Internet gaming, Internet gaming competes with various forms of gaming, including land-based casinos, riverboat casinos and cruise-to-nowhere floating casinos. In addition, we compete with other companies involved in Internet gaming that are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than we now have, or will have in the foreseeable future. In addition, due to the growth potential of Internet gaming, we will face many new competitors in the near future. There is no assurance that we will continue to compete successfully in the marketplace. The inability to compete successfully will adversely affect our operating results.

      Although we have generated limited revenues, there is no assurance that we will be successful in commercializing the Patent. In light of the uncertainty surrounding whether Internet gaming will be legalized in the United States and even if Internet gaming were legalized in the United States, there is no assurance that we will be able to market the Patent. Insufficient market acceptance of our Patent will have a materially adverse effect on our business, financial condition and results of operations.

                        RISKS RELATED TO OUR COMMON STOCK

      We currently anticipate the need to supplement the revenue generated by our operations from proceeds through private or public offerings of our equity or convertible debt securities. The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders. In addition, these equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights. In the event we are required to raise additional funds to support our operations, we cannot assure our stockholders that the additional funds will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund operations or otherwise continue as a going-concern.

      Our executive officers and members of our board of directors beneficially own 23,074,140 shares of common stock, or approximately 61.5% of the outstanding shares of our common stock. These stockholders will have the power to influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of i2corp.

ITEM 7. FINANCIAL STATEMENTS

                                   I2CORP.COM

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

       Report of Independent Auditors.........................................11

       Consolidated Balance Sheets - March 31, 2002 and 2001..................12

       Consolidated Statements of Operations for the years
       ended March 31, 2002 and 2001..........................................13

       Consolidated Statement of Stockholders' Equity Deficiency
       for the years ended March 31, 2002 and 2001............................14

       Consolidated Statements of Cash Flows for the years
       ended March 31, 2002 and 2001..........................................15

       Notes to Consolidated Financial Statements.............................16

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

i2corp.com and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of i2corp.com and its subsidiaries, (collectively the Company) as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements of the Company present fairly, in all material respects, its financial position as of March 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred losses resulting in a working capital deficiency and an operating deficit, and its ability to pay its obligations when due and to continue operations is dependent upon its obtaining additional license agreements for its product with satisfactory terms and raising additional capital. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PIERCY, BOWLER, TAYLOR & KERN

June 21, 2002
Las Vegas, Nevada
i2corp.com and Subsidiaries
CONSOLIDATED BALANCE SHEETS

MARCH 31, 2002 AND MARCH 31, 2001
                                                                                    2002              2001
ASSETS

Current assets:
      Cash                                                                      $     1,238       $     1,418
      Accounts receivable                                                            91,900
      Current portion of capital contribution receivable                                              103,250
      Due from shareholders                                                                            62,189
      Prepaid expenses                                                               61,037
      Other assets                                                                   19,499            18,546

                                                                                    173,674           185,403

Furniture, fixtures, and equipment, net                                              55,412            77,368

Patent, net                                                                         118,456           107,087

Advances to officers/shareholders                                                   129,838

                                                                                $   477,380       $   369,858

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
      Accounts payable                                                          $   311,511       $   277,175
      Deferred revenue                                                              105,800
      Accrued expenses and other                                                     14,665           115,251

                                                                                    431,976           392,426

Noncurrent liabilities, officers/shareholders                                       687,194

Stockholders' equity deficiency:
      Common stock, $.001 par value, 50,000,000 shares authorized,
           31,701,000 and 30,000,000, issued and outstanding                         31,701            30,000
      Additional paid-in-capital                                                  3,387,819         3,180,900
      Less capital contribution receivable, net of current portion in 2001       (1,348,798)       (1,569,556)
      Deficit                                                                    (2,712,512)       (1,663,912)

                                                                                   (641,790)          (22,568)

                                                                                $   477,380       $   369,858

See notes to consolidated financial statements.

          See accompanying notes to consolidated financial statements.

i2corp.com and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                       2002            2001
                                                   ------------    ------------

Revenues
Licensing                                          $    108,100

Other                                                    12,035    $      1,960
                                                   ------------    ------------

                                                        120,135           1,960
                                                   ------------    ------------

Selling, general and administrative expenses          1,135,203       1,351,902
                                                   ------------    ------------

Operating loss                                       (1,015,068)     (1,349,942)
                                                   ------------    ------------

Other income (expense)
Interest income                                           1,577           4,981
Interest expense                                        (35,109)         (9,879)
                                                   ------------    ------------

Net loss                                           $ (1,048,600)   $ (1,354,840)
                                                   ============    ============

Loss per share                                     $     (0.034)   $     (0.045)
                                                   ============    ============

Weighted average number of
shares outstanding                                   31,701,000      30,000,000
                                                   ============    ============

See notes to consolidated financial statements.

          See accompanying notes to consolidated financial statements.

i2corp.com and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY

FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                                                                                      Total
                                      Common stock             Additional        Capital                              stockholders'
                                                  Par          paid-in           contribution        Accumulated      equity
                                  Shares          value        capital           receivable          deficit          deficiency
Balances, April 1, 2000         30,000,000        30,000        3,071,000         (3,100,000)         (309,072)         (308,072)
     Reductions in capital
     contribution
     receivable (including
     $927,194 received in
     cash and $500,000 to
     convert note payable)                                                         1,427,194                           1,427,194
     Portion of capital
     contribution
     receivable
     transferred to
     current assets                                                                  103,250                             103,250
     Options granted for
     services                                                     109,900                                                109,900

     Net loss                                                                                       (1,354,840)       (1,354,840)

Balances, March 31, 2001        30,000,000        30,000        3,180,900         (1,569,556)       (1,663,912)          (22,568)
     Reductions in capital
     contribution
     receivable (including
     $2,250 received in
     cash and $220,758 in
     advances to vendors
     in settlement of
     Company liabilities)                                                            220,758                             220,758
     Employee stock
     options granted                                                4,500                                                  4,500

     Exercise of options         1,701,000         1,701          202,419                                                204,120

     Net loss                                                                                       (1,048,600)       (1,048,600)
Balances, March 31, 2002        31,701,000       $31,701      $ 3,387,819       $ (1,348,798)     $ (2,712,512)      $  (641,790)

See notes to consolidated financial statements.

          See accompanying notes to consolidated financial statements.

i2corp.com and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                            2002         2001

Operating activities:
     Net cash used in operating activities               $(176,309)   $(989,319)

Investing activities:
     Advances to offices/shareholders                     (112,164)
     Purchases of furniture, fixtures and equipment        (10,001)     (26,036)

     Patent costs                                          (13,576)     (24,055)

     Cash used in investing activities                    (135,741)     (50,091)

Financing activities:
     Collection of capital contribution receivable         103,250      927,194

     Exercise of stock options                             208,620
     Cash provided by financing activities                 311,870      927,194

Net decrease in cash                                          (180)    (112,216)

Cash:
     Beginning of period                                     1,418      113,634

     End of period                                       $   1,238    $   1,418

See notes to consolidated financial statements.

          See accompanying notes to consolidated financial statements.

i2corp.com and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

Prior to the year ended March 31, 2002, the Company was a development stage enterprise.

Equipment, furniture and fixtures. Equipment, furniture and fixtures are stated at cost. Depreciation is provided using the declining balance method over the estimated useful lives of the assets.

Patent costs. Beginning in the year ended March 31, 2002, patent costs are being amortized over the remaining life of the patent expiring in 2015.

Advertising costs. Costs for advertising are expensed as incurred. Advertising costs expensed totaled $0 and $77,311 for the years ended March 31, 2002 and 2001.

Employee stock-based compensation. The Company accounts for employee stock-based compensation using Statement of Financial Accounting Standard SFAS No. 123, Accounting for Stock-Based Compensation.

Use of estimates. Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures, some of which may require revision in future periods.

2. Commitments and contingencies:

Revenue transactions. The Company entered into a licensing agreement with a customer that has not yet raised sufficient capital to commence operations. Therefore, collection of related receivables is not yet reasonably assured, and uncollected revenue on this contract has been deferred.

Subsequent to March 31, 2002, the Company entered into another licensing agreement with the same licensee requiring payment of a licensing fee of $1,500,000, plus minimum royalties of $400,000 for the initial year of the contract. Revenue on this contract will also be deferred since collectibility is not reasonably assured.

Operating leases. The Company is lessee under noncancelable operating lease agreements for automobiles and computer equipment. The Company's minimum future obligations under noncancelable operating leases is $14,316 for the year ending March 31, 2003, $6,636 for the year ending March 31, 2004, $699 for the year ending March 31, 2005, and none thereafter. The Company also leases its office space on a monthly basis in the amount of $4,000. The Company incurred rent expense under these leases of $57,777 and $63,523 during the years ended March 31, 2002 and 2001.

Going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2002, the Company has accumulated an operating deficit of $2,712,512 and a working capital deficiency of $258,302. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is management's plan to explore financing options in the investment community. Management is also in the process of negotiating additional licensing agreements that, if consummated, would generate operating revenues. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives in the short term.

i2corp.com and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

3. Income taxes:

Because, as of March 31, 2002, the Company has engaged in extensive activities and generated limited revenues over a period of almost seven years, it has incurred substantial losses. The potential income tax benefits of such losses have been effectively offset by a 100% valuation allowance and, therefore, are not reflected in the accompanying financial statements.

4. Related party transactions:

During 2002, the majority shareholder transferred approximately $162,000 of his stock to vendors in payment of Company liabilities of the same amount.

Accrued compensation, officers/shareholders, bears interest at 8%. Interest charged to operations on these obligations totaled $31,953 and $7,783 for the years ended March 31, 2002 and 2001. Subsequent to year-end, these obligations, net of certain advances of approximately $112,000 made in fiscal 2002 and owed the Company by the officers/shareholders, were forgiven by the officers/shareholders resulting in a capital contribution of $557,356. Accordingly, this obligation has been classified as noncurrent at March 31, 2002 in accordance with SFAS 6, Classification of Short-Term Obligations Expected to Be Refinanced.

The Company incurred legal fees of approximately $52,000 and $135,000 for fiscal 2002 and 2001, respectively, to the firms of members of the board of directors.

5. Capital contribution receivable:

The non-interest bearing capital contribution receivable originated in February 2000 and was reduced in fiscal 2001 by conversion of a $500,000 note payable, by $105,000 and $927,194 in cash during the years ended March 31, 2002 and 2001 and by a transfer of stock by the contribution to vendors in settlement of obligations of the Company of $220,758 during the year ended March 31, 2002. The remaining receivable may be paid off in whole or in part at any time without premium or discount. However, there is no due date.

6. Financial instruments:

The carrying amounts of financial instruments approximates their fair value because of their short maturities or because the debt bears fixed rates that approximate current rates available on similar borrowings.

7. Supplemental cash flow information:

i2corp.com and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

Reconciliation of net loss to net cash used in operating activities:

                                                     Year             Year
                                                     ended           ended
                                                March 31, 2002   March 31, 2001
                                                --------------   --------------
Net loss                                         $(1,048,600)     $(1,354,840)
Depreciation                                          31,957           24,524
Amortization                                           2,207
Stock-based compensation
   for services                                                       109,900
(Increase) decrease in
Due from shareholders                                110,095          (92,955)
Accounts receivable                                  (91,900)
Prepaid expenses                                      34,963
Other assets                                            (953)          (3,523)
Increases (decreases) in:
Accounts payable                                     255,094          234,778
Deferred revenue                                     105,800
Other                                                 12,160           92,797
Noncurrent liabilities, due to officers/
   shareholders                                      412,868
                                                 -----------      -----------
                                                 $  (176,309)     $  (989,319)
                                                 ===========      ===========

Cash paid for interest: Cash paid for interest totaled $3,194 and $1,249 in fiscal 2002 and 2001, respectively.

Non-cash investing and financing activities: Advances made as direct payments by the stockholders on behalf of the Company for patent costs, other assets purchases, and selling, general and administrative expenses totaled approximately $162,000 and $6,800 in fiscal 2002 and 2001, respectively (See also Note 5).

8. Stock options:

The Company has a stock option plan providing for qualified and non-qualified options for up to 3,000,000 shares to be awarded to employees, officers, directors, consultants and independent contractors. In October 2000, the Company granted options under the plan for 102,000 shares, including 2,000 to non-employees exercisable immediately at $.85 per share and the balance to an employee becoming exercisable at the same price as they vest periodically beginning April 2001 through April 2005. The options expire in October 2010. As a result of options granted to the employee, compensation expense was reflected in the year ended March 31, 2001, of $9,000, based on an estimated fair value per option at the date of grant of $.50, using the Black-Scholes option valuation model, discounted by 10% for restrictions that would be applicable to shares that are obtainable through their exercise. The risk-free interest rate used in the calculation was 5.50%, expected volatility was 275%, and expected dividends were zero. Options issued to non-employees (directors) were similarly valued and are not material.

In February 2001, the Company entered into a short- term management consulting agreement. In exchange for the contracted services, the Company issued options to purchase 2,500,000 shares of newly issued common stock, exercisable at $.12 per share. These options expire in February 2004. As a result of this option grant, consulting expense was recognized in the year ended March 31, 2001, of $100,000, based on an estimated fair value per option at the date of grant of $.16, using the Black-Scholes option valuation model. The risk-free interest rate used in the calculation was 5.00%, expected volatility was 368%, and expected dividends were zero.

i2corp.com and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

A summary of option activity for the year ended March 31, 2002 and 2001, follows:

                                                         Shares
                                                        reserved       Options
                                                       for options   outstanding
                                                       -----------   ----------
Balance, April 1, 2000
                                                        3,000,000

$.85 options granted to employees and others             (102,000)      102,000

Approval of consulting agreement                        2,500,000

$.12 options granted under consulting agreement        (2,500,000)    2,500,000
                                                       ----------    ----------

Balances, March 31, 2001                                2,898,000     2,602,000
                                                       ----------    ----------
Options exercised
                                                       (1,701,000)   (1,701,000)
                                                       ----------    ----------
Balances, March 31, 2002
                                                        1,197,000       901,000
                                                       ==========    ==========

Weighted average exercise price                                           $0.20
                                                                          =====

Outstanding options were not included in weighted average number of shares outstanding used for per share calculations, since the effect would be anti-dilutive.

Subsequent to March 31, 2002, the Company entered into another short-term management consulting agreement. In exchange for the contracted services, the Company issued options to purchase 3,500,000 shares of newly issued common stock, exercisable at $.04 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company has not changed accountants, and no disagreements on accounting or financial disclosure practices occurred during the fiscal year ended March 31, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders to be held on August 30, 2002.

ITEM 10. EXECUTIVE COMPENSATION

      This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders to be held on August 30, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders to be held on August 30, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders to be held on August 30, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

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

      10.1 Form of Licensing Agreement (filed as Exhibit 10.1 to the Form 10-KSB filed with the Commission on July 14, 2000 and hereby incorporated by reference)

      10.2 Assignment of Patent, Trademarks and Intellectual Property between Home Gambling Network, Inc. and Melvin Molnick dated October 22, 1998 (filed as Exhibit 10.1 to the Form 10-KSB filed with the Commission on July 14, 2000 and hereby incorporated by reference).

EXHIBIT NO.         DESCRIPTION

      10.3 Consulting Agreement by and between i2corp.com and Lucinda Wei dated as of May 8, 2002 (filed as Exhibit 4.1 to the Form S-8 filed with the Commission on June 3, 2002 and hereby incorporated by reference)

      10.4          Consulting Agreement by and between i2corp.com and W.B.
                    Orlin dated as of May 8, 2002 (filed as Exhibit 4.2 to the Form S-8 filed with the Commission on June 3, 2002 and hereby incorporated by reference)

      (b)           Reports on Form 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: July 2, 2002

                                                 I2CORP.COM


                                                 By: /s/ Christopher P. Almida
                                                     ---------------------------
                                                     Chris P. Almida
                                                     President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                              DATE

/s/ deedee K. Molnick           Chief Executive Officer             July 2, 2002
-----------------------------   and Chairwoman
Deedee K. Molnick

                                President, Acting Chief Executive
/s/ Christopher P. Almida       Officer and Acting Chairman         July 2, 2002
-----------------------------   (Principal Executive Officer)
Chris P. Almida

/s/ Jesse D. Molnick            Vice President and Director         July 2, 2002
-----------------------------   (Principal Financial Officer)
Jesse D. Molnick

/s/ Melvin Molnick              Secretary and Treasurer             July 2, 2002
-----------------------------
Melvin Molnick

/s/ H. Yale Gutnick             Director                            July 2, 2002
-----------------------------
H. Yale Gutnick

/s/ Phillip J. Anderson         Director                            July 2, 2002
-----------------------------
Philip J. Anderson

/s/ Suzanne Molnick             Director                            July 2, 2002
-----------------------------
Suzanne Molnick