Form 10-Q
period 2002-06-30
I2CORP COM
filed 2002-08-14
CIK 1096025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2002

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission file number 000-27603

                                   I2CORP.COM
             (Exact name of registrant as specified in its charter)

                                     Nevada
                         (State or other jurisdiction of
                         incorporation or organization)

                                   84-1423373
                      (I.R.S. Employer Identification No.)

     320 Alisal Road Bldg. C  Ste 304 Solvang CA            93463
       (Address of principal executive offices)           (zip code)

                                 (805) 693-8198
              (Registrant's telephone number, including area code)

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

Class
Common Stock, par value $0.001      Outstanding at August 8, 2002
37,500,000

Traditional Small Business Disclosure Format Yes |X| No |_| i2corp.com
Form 10-QSB
June 30, 2001

Index

PART I - FINANCIAL INFORMATION

      Item 1. Interim Condensed Consolidated Financial Statements

      Condensed Consolidated Balance Sheets - June 30 and March 31, 2002

      Condensed Consolidated Statements of Operations for the three-month periods ended June 30, 2002 and 2001.

      Condensed Consolidated Statements of Stockholders' Equity Deficiency for the three-months ended June 30, 2002 and the year ended March 31, 2002.

      Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2002 and 2001.

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

      Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

i2corp.com and Subsidiaries
CONSOLIDATED BALANCE SHEETS

JUNE 30, AND MARCH 31, 2002
--------------------------------------------------------------------------------

                                                                     June 30
                                                                   (Unaudited)         March 31
                                                                   -----------       -----------
ASSETS

Current assets:
                          Cash                                     $     1,369             1,238

           Accounts receivable                                           3,368            91,900

         Due from stockholders                                          28,616

              Prepaid expenses                                          64,857            61,037

                  Other assets                                           7,839            19,499
                                                                   -----------       -----------

                                                                       106,049           173,674

Furniture, fixtures, and equipment, net                                 49,758            55,412

                   Patent, net                                         116,249           118,456

                   Advances to
         officers/stockholders                                                           129,838
                                                                   -----------       -----------

                                                                   $   272,056           477,380
                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
     Accounts payable                                              $   338,868           311,511

     Deferred revenue                                                    7,900           105,800
     Accrued expenses and
     other                                                             117,262            14,665
                                                                   -----------       -----------

                                                                       464,030           431,976
                                                                   -----------       -----------

Accrued compensation to and advances by officers/stockholders                            687,194
                                                                                     -----------

Stockholders' equity
deficiency:
     Common stock, $.001 par value, 50,000,000 shares
     authorized,
          31,951,000 and 31,701,000, issued
     and outstanding                                                    31,951            31,701
     Additional
     paid-in-capital                                                 3,982,925         3,387,819
     Less capital contribution
     receivable                                                     (1,348,798)       (1,348,798)

     Deficit                                                        (2,858,052)       (2,712,512)
                                                                   -----------       -----------

                                                                      (191,974)         (641,790)
                                                                   -----------       -----------

                                                                   $   272,056       $   477,380
                                                                   ===========       ===========

See notes to consolidated financial statements.

i2corp.com and
Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                 2002                  2001
                                             ------------          ------------

              Revenues
             Licensing                       $     35,000                  0.00

                 Other                              9,368                  0.00
                                             ------------

                                                   44,368                  0.00

      Selling, general and
   administrative expenses                        188,335          $    513,849
                                             ------------          ------------

        Operating loss                           (143,967)             (513,849)
                                             ------------          ------------

Other income (expense)

      Interest expense                             (1,573)               (3,556)
                                             ------------          ------------

              Net loss                       $   (145,540)         $   (517,405)
                                             ============          ============

        Loss per share                       $     (0.005)         $     (0.017)
                                             ============          ============

      Weighted average
             number of

    shares outstanding                         31,303,113            30,208,254
                                             ============          ============

See notes to consolidated financial statements.

i2corp.com and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND THE YEAR ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

                                                                                                                        Total
                                                 Common stock          Additional      Capital                      stockholders'
                                           ------------------------      paid-in     contribution    Accumulated        equity
                                             Shares       Par value      capital      receivable       deficit        deficiency
                                           ----------     ---------    -----------   -----------     -----------    -------------
              Balances, April 1, 2001      30,000,000        30,000     3,180,900     (1,569,556)     (1,663,912)        (22,568)
                Reductions in capital
              contribution receivable
           (including $2,250 received
              in cash and $220,758 in
               advances to vendors in
                settlement of Company
                         liabilities)                                                    220,758                         220,758

       Employee stock options granted                                       4,500                                          4,500

                  Exercise of options       1,701,000         1,701       202,419                                        204,120

                             Net loss                                                                 (1,048,600)     (1,048,600)
                                           ----------      --------    -----------   -----------     -----------    ------------
             Balances, March 31, 2002      31,701,000        31,701     3,387,819     (1,348,798)     (2,712,512)       (641,790)

                  Exercise of options         250,000           250         9,750                                         10,000

         Options granted for services                                      28,000                                         28,000

Contributed capital from forgivenenss
                of net liabilities by
                officers/shareholders                                      557,356                                        557,356
                             Net loss                                                                   (145,540)       (145,540)
                                           ----------      --------    -----------   -----------     -----------    ------------
              Balances, June 30, 2002      31,951,000      $ 31,951    $ 3,982,925   $(1,348,798)    $(2,858,052)   $   (191,974)
                                           ==========      ========    ===========   ===========     ===========    ============

See notes to consolidated financial statements.

i2corp.com and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                        2002             2001
                                                     ---------        ---------

Operating activities:
     Net cash used in operating activities           $  (9,869)       $(160,341)
                                                     ---------        ---------

Investing activities:
     Purchases of furniture, fixtures and
     equipment                                                             (339)

     Patent costs                                                        (4,888)
                                                                      ---------

     Cash used in investing activities                                   (5,227)
                                                                      ---------

Financing activities:
     Collection of capital contribution
     receivable                                                         103,250

     Exercise of stock options                          10,000           96,120
                                                     ---------        ---------

     Cash provided by financing activities              10,000          199,370
                                                     ---------        ---------

Net increase in cash                                       131           33,802
Cash:

     Beginning of period                                 1,238            1,418
                                                     ---------        ---------

     End of period                                   $   1,369        $  35,220
                                                     =========        =========

See notes to consolidated financial statements.

I2CORP.COM AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

1. Basis of Presentation:

      The interim consolidated financial statements of i2corp.com and its subsidiaries, Home Gambling Network, Inc. (HGN), i2consult.com, and i2develop.com (collectively, the Company), are unaudited. It is the opinion of the Company's management that all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the interim results have been reflected therein. Results for any interim period are not necessarily indicative of results that may be expected for the entire year.

      These statements should be read in conjunction with the financial statements and related notes that appear in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002. The balance sheet at March 31, 2002, was derived from the audited financial statements included in that report.

2. Contingencies:

      Going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2002, the Company has accumulated an operating deficit of $2,858,052 and a working capital deficiency of $357,981. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      It is management's plan to explore financing options in the investment community. Management is also in the process of negotiating additional licensing agreements that, if consummated, would generate operating revenues. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives in the short term or sustain its operations.

      Other. The Company has been presented with claims asserting that certain individuals and/or entities are entitled to an aggregate of approximately 750,000 shares of the Company's common stock. Based on the available evidence, management believes these claims are inconsistent with the Company's records and invalid. There may be other similar claims asserted in the future. However, based, in part, upon the advice of counsel, management believes that such matters will not have a significant effect on the Company. In the unlikely event the Company would be required to issue some or all of the shares that are claimed by these individuals or entities, there would be up to approximately 2.3% dilution of interests of its stockholders, based on claims presently known.

3. Capital Contribution:

      During the three-month period ended June 30, 2002, noncurrent liabilities, officers/shareholders, net of advances to officers/shareholders, were contributed by the officers/shareholders resulting in a capital contribution of $557,356.

4. Stock options:

      During the three-month period ended June 30, 2002, the Company entered into a short-term management consulting agreement with W.B. Orlin and Lucinda Wei. In exchange for the consulting services, the Company issued options to purchase 3,500,000 shares of newly issued common stock, exercisable at $.04 per share and 1,500,000 shares of newly issued common stock, exercisable at $.08 per share. Consulting expense related to the issuance of these stock options totaled $28,000 for the three-months ended June 30, 2002. As of June 30, 2002, 250,000 shares have been exercised at $.04 per share.

5. Licensing Agreements:

      The Company entered into licensing agreements with Broadcasting Concepts LLC. who has not yet raised sufficient capital to commence operations. Therefore, collection of related receivables is not yet reasonably assured, and uncollected revenue on these contracts has been deferred as of June 30, 2002 and offset against the related receivable.

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

Results of Operations

Revenues

      We are in the initial stages of realizing licensing revenues as result of the efforts of our sales and marketing. During the quarter ended June 30, 2002, we received revenues of $35,000 from a license and consulting agreement with Broadcasting Concepts LLC and additional revenues of $9,368 from non-refundable payments received in connection with cancelled or expired licensing agreements and miscellaneous income. We did not generate any revenues during the three months ended June 30,2001

Expenses

      We incurred selling, general and administrative expenses of $188,335 and $513,849 for the quarters ended June 30, 2002 and 2001, respectively. The decrease in selling, general and administrative expenses was due primarily to management's effort to reduce our expenses by such measures as forgiving accrued salaries, reducing overhead, and scaling back paid marketing efforts. Although we have decreased our selling, general and administrative expenses, we expect incur substantial marketing expenses for product positioning that will cause us to incur additional losses in the near future. In addition, salaries, professional fees and occupancy costs will continue to contribute to our losses.

 Net Loss

      For the quarters ended June 30, 2002 and 2001, we incurred a net loss, of $145,540 and $517,405, respectively. The decrease in net loss was due primarily to the commencement of revenue and the reduction in selling, general and administrative expenses.

Cash Flow

      Net cash used in operating activities in the quarter ended June 30, 2002 amounted to $9,869 compared to $160,341 in the quarter ended June 30, 2001. The decreased use of cash is mainly attributable to decreased selling, general and administrative expenses as a result of less cash on hand and management's efforts to reduce expenditures.

      Net cash used in investing activities amounted to $0 in the quarter ended June 30, 2002 compared to $5,227 in the quarter ended June 30, 2001. This decrease in use of cash is primarily due to decreases in purchases of furniture, fixtures and equipment and in patent costs.

      Financing activities generated net cash of $10,000 in the quarter ended June 30, 2002 compared with $199,370 in the quarter ended June 30, 2001. The decrease in cash provided by financing activities was due to the collection of a capital contribution receivable and the increase in the exercise of stock options during the three months ended June 30, 2002.

Liquidity and Capital Resources

      At June 30, 2002, we had cash of $1,369 and a working capital deficit of $357,981. Due to our limited cash-on-hand and our limited sources of liquidity, we are in constant need of additional working capital. Our accumulated deficit was $2,858,052 at June 30, 2002 and $2,712,512 at March 31, 2002. The increase was due to our continued net losses and our inability to generate sufficient revenue to sustain our operations.

      Although we started to generate limited cash flows from operating activities during the fiscal year ending March 31, 2002, our current cash on hand is not sufficient to meet our ongoing operating expenses. The license agreement that has been executed with Broadcasting Concepts is currently in default due to non-payment and all revenue booked from that license agreement has been deferred. Broadcasting Concepts has been notified of its breach. If Broadcasting Concepts fails to cure the breach we will be required to seek a judicial enforcement of the license agreement.

      As we are not able to rely on our operations for cash and will have to depend upon our ability to execute revenue-generating licensing agreements and upon additional financing from private or public debt or equity placements, loans from banks or officers, directors, stockholders or traditional funding sources interest, or a combination of these. Our ability to enter into additional revenue-generating licensing agreements will depend, in part, on the constantly changing legislative climate and legal entrance into the Internet gambling market of gaming and wagering operators. In addition, our ability to raise additional working capital will depend, in part, on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. Though we believe that we will obtain financing, there can be no assurances that financing in the amount and on terms acceptable to us will be available within the time frame required. Due to our limited cash resources, our ability to continue operations may be severely limited requiring us to postpone or cancel certain operating plans until further capital is available.

RISK FACTORS

      We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations. If that occurs, the trading price of our common stock could decline.

Risks Related to i2corp

      We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the three months ended June 30, 2002 and the years ended March 31, 2002 and 2001, we have incurred net losses of $145,540, $1,048,600 and $1,354,840, respectively, and our operations have used $9869, $176,309 and $989,319 of cash, respectively. As of March 31, 2002 and 2001, we had accumulated deficits of $2,712,512 and $1,663,912, respectively. If our revenues decline or grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, our business would be severely harmed. We cannot assure you that revenues will grow in the future or that we will generate sufficient revenues for profitability, or that profitability, if achieved, can be sustained on an ongoing basis.

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

Risks Related to Our Common Stock

      We currently anticipate the need to supplement the revenue generated by our operations, if any, from proceeds through private or public offerings of our equity or convertible debt securities. The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders. In addition, these equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights. In the event we are required to raise additional funds to support our operations, we cannot assure our stockholders that the additional funds will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund operations or otherwise continue as a going-concern.

      Our executive officers and members of our board of directors beneficially own 23,074,140 shares of common stock, or approximately 72.2% of the outstanding shares of our common stock. These stockholders will have the power to influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of i2corp.

RIDER A:

      Our common stock is currently quoted on the OTC Bulletin Board under the symbol, "ITOO." On March 22, 2002, the Nasdaq Stock Market, Inc., or Nasdaq, announced the proposed launch of the Bulletin Board Exchange, or the BBX, that is designed to replace the OTC Bulletin Board. Pending approval of the BBX from the Securities and Exchange Commission, Nasdaq proposes to launch the BBX in the first quarter of 2003. From the launch of the BBX and until six months thereafter, Nasdaq will terminate the OTC Bulletin Board and only operate the BBX.

      The BBX will be a listed marketplace, with qualitative listing standards but with no minimum share price, income, or asset requirements, therefore allowing entrance to a wide array of listings. The key qualitative listing standards include the requirements to, among other things:

      o hold annual stockholder meetings, have at least one independent director;

      o maintain an audit committee comprised of, at least, a majority of independent directors;

      o have stockholders approve stock option grants to officers or directors, below market issuances of stock, acquisitions and changes of control; and

      o engage auditors that are subject to the peer review consistent with AICPA procedures.

      In the event that we elect not to apply for listing on the BBX or in the event that we are not able to meeting the listing requirements of the BBX, our common stock will remain quoted on the OTC Bulletin Board for only six months after the launch of the BBX, and, after the expiration of this six-month period, will not be eligible for quotation on Nasdaq.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

      On July 2, 2001, HGN filed a lawsuit for patent infringement in United States Federal Court, District of Nevada against Dr Ho.com, its owners, management, officers, executives and related contributing infringing companies. A counterclaim has been filed by Carribean Online Ltd. ("COL") for declaratory relief, attorney fees and litigation expenses. HGN also filed a motion for preliminary injunction; however, the motion was denied on May 1, 2002. Both HGN and COL have since filed Markman briefs, in order for the court to construe the claims of the Patent. Presently the case is in the initial stages of discovery. HGN has and will continue to litigate the case vigorously. Although it is difficult to predict with certainty what result will occur on the infringement issues, HGN is confident in its ability to prevail in this action.

      Other than the foregoing, there are no legal proceedings against the Company. The Company is unaware of any proceedings contemplated against it.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

      On June 18, 2002, deedee Molnick our CEO and Chairperson, began maternity leave. Chris Almida, our President, will act as CEO and Chairman of the Board on an interim basis until further notice.

      On August 1, 2002, the Company relocated to and established an office in Solvang California. The new corporate address is PO Box 541, Solvang, CA 93464 and its offices are located at 320 Alisal Road Bldg C Ste 304, Solvang, CA 93463.

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

                 I2CORP.COM


         By: /s/ Christopher P. Almida
         -----------------------------

         Christopher P. Almida

         President /CEO

         Dated: August 14, 2002

         End of Filing