Form 10QSB
period 2002-09-30
I2CORP COM
filed 2002-11-22
CIK 1096025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30,2002

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _________________________

                Commission file number 000-27603

                                   i2corp.com
        (Exact name of small business issuer as specified in its charter)

             Nevada                                      84-1423373
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

               320 Alisal Road, Ste 304 Solvang, California 93463
                    (Address of principal executive offices)

                               ( 805 ) 693 - 8198
                           (Issuer's telephone number)


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,000,000 as of November 15, 2002

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I-- FINANCIAL INFORMATION                                           Page 3

Item 1 Interim Condensed Consolidated Financial Statements.              Page 3

Consolidated Balance Sheets - September 30 and March 31, 2002            Page 3

Consolidated Statements of Operations for the Three and Six-Month
periods ended September 30, 2002 and 2001.                               Page 4

Consolidated Statements of Cash Flows for the Six-Month periods
ended September 30, 2002 and 2001.                                       Page 5

Notes to the Condensed Consolidated Financial Statements.                Page 6

Item 2 Management's Discussion and Analysis or Plan of Operation.        Page 7

Item 3 Controls and Procedures.                                          Page 10

PART II-- OTHER INFORMATION                                              Page 10

Item 1 Legal Proceedings.                                                Page 10

Item 2 Changes in Securities and Use of Proceeds.                        Page 10

Item 3 Defaults Upon Senior Securities.                                  Page 11

Item 4 Submission of Matters to a Vote of Security Holders.              Page 11

Item 5 Other Information.                                                Page 11

Item 6 Exhibits and Reports on Form 8-K.                                 Page 11

SIGNATURES                                                               Page 11

CERTIFICATIONS                                                           Page 12

PART I - FINANCIAL INFORMATION

Item 1 Interim Condensed Consolidated Financial Statements.

i2corp.com and Subsidiaries
CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, AND MARCH 31, 2002
--------------------------------------------------------------------------------

                                                                         September 30
                                                                          (Unaudited)        March 31
                                                                         -------------     -------------
ASSETS

Current assets:
     Cash                                                                 $       910       $     1,238
     Accounts receivable, net of valuation allowance for unrecognized
     licensing fees                                                             3,368             6,100
     Prepaid expenses                                                          58,535            61,037
     Other assets                                                               7,590            19,499
                                                                          -----------       -----------
                                                                               70,403            87,874

Furniture, fixtures, and equipment, net                                        44,306            55,412

Patent, net                                                                   143,479           118,456

Advances to officers/stockholders                                              33,510           129,838
                                                                          -----------       -----------

                                                                          $   291,698       $   391,580
                                                                          ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:

     Accounts payable                                                     $   387,779       $   311,511
     Deferred revenue                                                           1,900            20,000
     Accrued expenses and other                                                 3,310            14,665
                                                                          -----------       -----------
                                                                              392,989           346,176
                                                                          -----------       -----------
Accrued compensation to and advances by officers/stockholders                 245,745           687,194
                                                                          -----------       -----------

Stockholders' equity deficiency:
     Common stock, $.001 par value, 50,000,000 shares authorized,
        32,701,000 and 31,701,000, issued and outstanding                      32,701            31,701
     Additional paid-in-capital                                             4,012,175         3,387,819
     Less capital contribution receivable                                  (1,348,798)       (1,348,798)
     Deficit                                                               (3,043,114)       (2,712,512)
                                                                          -----------       -----------
                                                                             (347,036)         (641,790)
                                                                          -----------       -----------

                                                                          $   291,698       $   391,580
                                                                          ===========       ===========

See notes to consolidated financial statements
i2corp.com and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE- AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                       Three-month periods                Six-month periods
                                                       ended September 30,               ended September 30,
                                                  -----------------------------     -----------------------------
                                                      2002             2001             2002            2001
                                                  ------------     ------------     ------------     ------------
Revenues
Licensing                                         $     12,000                      $     47,000

Other                                                              $      4,099            9,231     $      4,099
                                                  ------------     ------------     ------------     ------------
                                                        12,000            4,099           56,231            4,099

Selling, general and administrative expenses      $    192,350          279,370          380,548          793,219
                                                  ------------     ------------     ------------     ------------

Operating loss                                        (180,350)        (275,271)        (324,317)        (789,120)
                                                  ------------     ------------     ------------     ------------
Other income (expense)
Interest expense                                        (4,277)          (7,395)          (5,850)         (10,951)
                                                  ------------     ------------     ------------     ------------

Net loss                                          $   (184,627)    $   (282,666)    $   (330,167)    $   (800,071)
                                                  ============     ============     ============     ============

Loss per share                                    $      (0.01)    $      (0.01)    $      (0.01)    $      (0.03)
                                                  ============     ============     ============     ============
Weighted average number of
shares outstanding                                  32,701,000       31,348,253       32,077,276       30,798,357
                                                  ============     ============     ============     ============


See notes to consolidated financial statements.

i2corp.com and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                            2002        2001
                                                          ---------   ---------

Operating activities:
      Net cash used in operating activities               $(10,456)   $(291,415)
                                                          --------    ---------

Investing activities:
      Purchases of furniture, fixtures and equipment                    (10,298)
      Patent costs                                         (29,872)      (8,182)
                                                          --------    ---------
      Cash used in investing activities                    (29,872)     (18,480)
                                                          --------    ---------

Financing activities:
      Collection of capital contribution receivable                     105,500
      Exercise of stock options                             40,000      204,120
                                                          --------    ---------
      Cash provided by financing activities                 40,000      309,620
                                                          --------    ---------

Net decrease in cash                                          (328)        (275)

      Beginning of period                                    1,238        1,418
                                                          --------    ---------
      End of period                                       $    910    $   1,143
                                                          ========    =========

See notes to consolidated financial statements.

i2corp.com and Subsidiaries
NOTES TO CONSILIDATED FINANCIAL STATEMENTS

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

These statements should be read in conjunction with the financial statements and related notes that appear in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002. The balance sheet at March 31, 2002, was derived from the audited financial statements included in that report after certain reclassifications to conform to the current presentation.

2.    Contingencies:

Going concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2002, the Company has accumulated an operating deficit of $3,043,114 and a working capital deficiency of $322,586. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is management's plan to use various methods to promote our product including field visits to potential customers, speaking engagements at industry functions, live product demonstrations, advertising in trade journals, participation in trade shows and a worldwide Internet presence. We believe that these methods to include live proof of concept demonstrations have been extremely well received and, as a sales and marketing tool, will help propel i2corp forward as we move to deliver live gaming platforms that incorporate the patent. We intend to market our Patent to name brand, land-based wagering entities, offshore Internet wagering entities, Native American Indian tribes and foreign governments.

Management continuously strives to execute revenue-generating licensing agreements and obtain additional financing from private or public debt or equity placements, loans from banks or officers, directors, stockholders or traditional funding sources interest, or a combination of these. Additionally, management is seeking partners and or industry related entities to take equity positions in the company in exchange for financing and or licensing rights. Management has no assurance that these efforts will meet with success and will scale operations in accordance with the success of these efforts.

Litigation On October 22, 2002, the Company was named as a defendant in a civil complaint. The complaint involves a dispute regarding property previously leased by the Company in Las Vegas, Nevada. Management does not expect this matter to result in any material loss to the Company and, accordingly, has made no provisions therefor in the accompanying financial statements.

3.    Capital contribution:

During the six-month period ended September 30, 2002, accrued compensation to and advances by officers/shareholders, were contributed by the officers/shareholders resulting in additional paid-in capital of $557,356.

4.    Stock options:

During the six-month period ended September 30, 2002, the Company entered into a short-term management consulting agreement. In exchange for the consulting services, the Company issued options to purchase 3,500,000 shares of newly issued common stock, exercisable at $.04 per share. Consulting expense related to the issuance of these stock options totaled $28,000 for the six-months ended September 30, 2002. As of September 30, 2002, options for 1,000,000 shares have been exercised.

5.    Licensing agreements:

The Company entered into licensing agreements with a customer that has not yet raised sufficient capital to commence operations. Therefore, collection of related receivables is not yet reasonably assured, and uncollected revenue on these contracts of $1,689,900 as of September 30, 2002, has not been recognized and is offset against the related receivable as a valuation allowance. The comparable amount as of March 31, 2002, is $85,800.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Critical Accounting Policies

      We entered into licensing agreements with a customer that has not yet raised sufficient capital to commence operations. Therefore, collection of related receivables is not yet reasonably assured, and uncollected revenue on these contracts of $1,689,900 as of September 30, 2002, has not been recognized and is offset against the related receivable as a valuation allowance. The comparable amount as of March 31, 2002, is $85,800.

Financial Condition

      During the six-month period ended September 30, 2002, accrued compensation to and advances by officers/stock holders, were contributed by the officers/stock holders resulting in additional paid-in capital of $557,356.

Results of Operations

Revenues

      We are in the initial stages of realizing licensing revenues as result of the efforts of our sales and marketing. During the six months ended September 30, 2002 the company recorded limited revenues of $12,000 in conjunction with licensing activities.

Expenses

      We incurred selling, general and administrative expenses of $192,350 and $279,370 for the six months ended September 30, 2002 and 2001, respectively. The decrease in selling, general and administrative expenses was due primarily to management's effort to reduce our expenses by such measures as reducing overhead, and scaling back paid marketing efforts. Although we have decreased our selling, general and administrative expenses, we expect to incur marketing expenses for product positioning that will cause us to incur additional losses in the near future. In addition, salaries, professional fees and occupancy costs will continue to contribute to our losses.

Net Loss

      For the six months ended September 30, 2002 and 2001, we incurred a net loss, of $184,627 and $282,666, respectively. The decrease in net loss was due primarily to the reduction in selling, general and administrative expenses.

Liquidity and Capital Resources

      At September 30, 2002, we had cash of $910 and a working capital deficit of $322,586. Due to our limited cash-on-hand and our limited sources of liquidity, we are in constant need of additional working capital. Our accumulated deficit was $3,043,114 at September 30, 2002 and $2,712,512 at March 31, 2002. The increase was due to our continued net losses and our inability to generate sufficient revenue to sustain our operations.

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

      It is management's plan to use various methods to promote our product including field visits to potential customers, speaking engagements at industry functions, live product demonstrations, advertising in trade journals, participation in trade shows and a worldwide Internet presence. We believe that these methods to include live proof of concept demonstrations have been extremely well received and, as a sales and marketing tool, will help propel i2corp forward as we move to deliver live gaming platforms that incorporate the patent. We intend to market our Patent to name brand, land-based wagering entities, offshore Internet wagering entities, Native American Indian tribes and foreign governments.

      Management continuously strives to execute revenue-generating licensing agreements and obtain additional financing from private or public debt or equity placements, loans from banks or officers, directors, stockholders or traditional funding sources interest, or a combination of these. Additionally management is seeking partners and or industry related entities to take equity positions in the company in exchange for financing and or licensing rights. Management has no assurance that these efforts will meet with success and will scale operations in accordance with the success of these efforts.

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

Risks Related to i2corp

      We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the six months ended September 30, 2002 and the years ended March 31, 2002 and 2001, we have incurred net losses of $330,167, $1,048,600 and $1,354,840, respectively, and our operations have used $10,456, $176,309 and $989,319 of cash, respectively. As of September 30, and March 31, 2002, we had accumulated deficits of $3,043,114 and $2,712,512, respectively. If our revenues decline or grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, our business would be severely harmed. We cannot assure you that revenues will grow in the future or that we will generate sufficient revenues for profitability, or that profitability, if achieved, can be sustained on an ongoing basis.

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

      We are dependent upon the abilities and efforts of certain management personnel, including Chris P. Almida, Jesse D. Molnick and Melvin Molnick. Our future success will depend in part upon our ability to attract and retain qualified personnel to fill key sales, administrative and management positions. There can be no assurance that we will be able to locate and retain key individuals in the event of the loss of such key individuals.

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

      Our executive officers and members of our board of directors beneficially own 23,074,140 shares of common stock, or approximately 62.4% of the outstanding shares of our common stock. These stockholders will have the power to influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of i2corp.

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

ITEM 3 CONTROLS AND PROCEDURES

      (a)   Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer, President, Vice-President and Treasurer after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, i2corp.com's disclosure controls and procedures were adequate and designed to ensure that material information relating to i2corp.com and our consolidated subsidiaries would be made known to them by others within those entities.

      (b)   Changes in Internal Controls.

There were no significant changes in our internal controls, or, to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II -- OTHER INFORMATION

Item 1 Legal Proceedings

      On July 2, 2001, HGN filed a lawsuit for patent infringement in United States Federal Court, District of Nevada against Dr Ho.com, its owners, management, officers, executives and related contributing infringing companies. A counterclaim has been filed by Carribean Online Ltd. ("COL") for declaratory relief, attorney fees and litigation expenses. HGN also filed a motion for preliminary injunction; however, the motion was denied on May 1, 2002. Both HGN and COL have since filed Markman briefs, in order for the court to construe the claims of the Patent. The case is currently in the discovery phase with depositions scheduled for both parties. HGN has and will continue to litigate the case vigorously. Although it is difficult to predict with certainty what result will occur on the infringement issues, HGN is confident in its ability to prevail in this action.

On October 22, 2002 we were named as a defendant in a civil complaint. The complaint involves a dispute regarding property previously leased by us in Las Vegas, Nevada. Management does not expect this matter to result in any material loss to the Company and, accordingly, has made no provisions therefor in the accompanying financial statements.

      Other than the foregoing, there are no legal proceedings against the Company. The Company is unaware of any proceedings contemplated against it.

Item 2 Changes in Securities

Through a short term management agreement we issued options to purchase 1,500,000 shares of common stock to Lucinda Wei. Although options to purchase 1,000,000 shares had been exercised, the remaining options to purchase 500,000 shares of common were cancelled on the option expiration date of November 8, 2002.

Item 3 Defaults Upon Senior Securities

Not applicable.

Item 4 Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 Other Information

Not Applicable

Item 6 Exhibits and Reports on Form 8-K

            (a) Exhibits

            99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley act of 2002

            (b) Reports on Form 8-K

During the three months ended September 30, 2002, we filed a Form 8-K dated August 13, 2002 in which we announced the postponement of our annual meeting of stockholders and a Form 8-K dated August 14, 2002 in which we disclosed our compliance with the certification of Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         I2CORP.COM

      By: /s/ Christopher P. Almida
      -----------------------------
      Christopher P. Almida

      President/CEO

      Dated: November 22, 2002

CERTIFICATIONS

      I, Christopher P. Almida, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of i2corp.com

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 22, 2002


      /s/Christopher P. Almida
      --------------------------
      [Signature]
      President/CEO
      --------------------------
      [Title]

      I, Melvin Molnick, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of i2corp.com

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: November 22, 2002


      /s/Melvin Molnick
      --------------------------
      [Signature]
      Secretary/Treasurer
      --------------------------
      [Title]